Form 10-Q
period 2022-09-30
dMY Squared Technology Group, Inc.
filed 2022-11-14
CIK 1915380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

DMY SQUARED TECHNOLOGY GROUP, INC.
(Exact name of registrant as specified in its charter)

Massachusetts	001-41519	88-0748933
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)
1180 North Town Center Drive, Suite 100
Las Vegas, Nevada 89144
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code:
(702) 781-4313
Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-half of one redeemable warrant	DMYY.U	NYSE American
Class A common stock, par value $0.0001 per share	DMYY	NYSE American
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock, each at an exercise price of $11.50 per share	DMYY.WS	NYSE American
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No
☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405
of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,
a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company”
in Rule 12b-2 of the
Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of November
14
, 2022, 6,319,000 shares of Class A common stock, par value $0.0001 per share, and 1,579,750 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

DMY SQUARED TECHNOLOGY GROUP, INC.

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Financial Statements	1

	Unaudited Condensed Balance Sheet as of September 30, 2022	1

	Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2022 and for the period from February 15, 2022 (inception) through September 30, 2022	2

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended September 30, 2022 and for the period from February 15, 2022 (inception) through September 30, 2022	3

	Unaudited Condensed Statement of Cash Flows for the period from February 15, 2022 (inception) through September 30, 2022	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	25

Item 6.	Exhibits	25

SIGNATURES		26

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Financial Statements
DMY SQUARED TECHNOLOGY GROUP, INC.
UNAUDITED CONDENSED BALANCE SHEET
SEPTEMBER 30, 2022

Assets:
Current assets:
Cash	$40,443
Prepaid expenses	26,800

Total current assets	67,243
Deferred offering costs associated with initial public offering	447,966

Total Assets	$515,209

Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$368,038
Accrued expenses	20,740
Note payable—related party	145,345

Total current liabilities	534,123
Commitments and Contingencies
Shareholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 35,000,000 shares authorized; no non-redeemable shares issued or outstanding	—
Class B common stock, $0.0001 par value; 5,000,000 shares authorized; 1,725,000 shares issued and outstanding (1)	173
Additional paid-in capital	24,827
Accumulated deficit	(43,914)

Total shareholders’ deficit	(18,914)

Total Liabilities and Shareholders’ Deficit	$515,209

(1)
This number includes up to 225,000 Founder Shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter. The underwriter partially exercised the over-allotment option on October 11, 2022 and waived the remainder of its over-allotment option. Accordingly, the Sponsor forfeited 145,250 Founder Shares on October 11, 2022. (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

DMY SQUARED TECHNOLOGY GROUP, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022	FOR THE PERIOD FROM FEBRUARY 15, 2022 (INCEPTION) THROUGH SEPTEMBER 30, 2022

General and administrative expenses	$2,914	$43,914

Net loss	(2,914)	(43,914)

Weighted average shares outstanding, basic and diluted (1)	1,500,000	1,500,000

Basic and diluted net loss per share	$(0.00)	$(0.03)

(1)
This number excludes an aggregate of up to 225,000 Founder Shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter. The underwriter partially exercised its over-allotment option on October 11, 2022 and waived the remainder of its over-allotment option. Accordingly, the Sponsor forfeited 145,250 Founder Shares on October 11, 2022 (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

DMY SQUARED TECHNOLOGY GROUP, INC.
UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND FOR THE PERIOD FROM FEBRUARY 15, 2022 (INCEPTION) THROUGH SEPTEMBER 30, 2022

	Class B Common Stock		Additional Paid- In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance - February 15, 2022 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)	1,725,000	173	24,827	—	25,000
Net loss	—	—	—	(41,000)	(41,000)

Balance - March 31, 2022	1,725,000	173	24,827	(41,000)	(16,000)
Net loss	—	—	—	—	—

Balance - June 30, 2022	1,725,000	173	24,827	(41,000)	(16,000)
Net loss	—	—	—	(2,914)	(2,914)

Balance - September 30, 2022	1,725,000	$173	$24,827	$(43,914)	$(18,914)

(1)
This number includes up to 225,000 Founder Shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter. The underwriter partially exercised its over-allotment option on October 11, 2022 and waived the remainder of its over-allotment option. Accordingly, the Sponsor forfeited 145,250 Founder Shares on October 11, 2022. (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

DMY SQUARED TECHNOLOGY GROUP, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM FEBRUARY 15, 2022 (INCEPTION) THROUGH SEPTEMBER 30, 2022

Cash Flows from Operating Activities:
Net loss	$(43,914)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party under promissory note	41,000
Changes in operating assets and liabilities:
Prepaid expenses	(26,800)
Accounts payable	29,193
Accrued expenses	525

Net cash provided by operating activities	4

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from note payable - related party	50,000
Deferred offering costs paid	(34,561)

Net cash provided by financing activities	40,439

Net change in cash	40,443
Cash - beginning of the period	—

Cash - end of the period	$40,443

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$338,845
Offering costs included in accrued expenses	$20,215
Offering costs paid by related party under promissory note	$54,345
The accompanying notes are an integral part of these unaudited condensed financial statements.

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
Note 1—Description of Organization and Business Operations
dMY Squared Technology Group, Inc. (the “Company”) is a blank check company incorporated in Massachusetts. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.
As of September 30, 2022, the Company had not commenced any operations. All activity for the period from February 15, 2022 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) as described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The
Company will generate non-operating income from the
proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
The Company’s sponsor is dMY Squared Sponsor, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on September 29, 2022. On October 4, 2022, the Company consummated its Initial Public Offering of 6,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $60.0 million, and incurring offering costs of approximately $3.7 million, of which $2.1 million and approximately $26,000 was for deferred underwriting commissions (see Note 5) and offering costs allocated to derivate warrant liabilities, respectively. On October 7, 2022, the underwriter exercised its over-allotment option in part, and on October 11, 2022, the underwriter purchased 319,000 additional Units (the “Over-Allotment Units”), generating gross proceeds of approximately $3.2 million (the “Partial Over-Allotment”). The underwriter waived the remainder of its over-allotment option. The Company incurred additional offering costs of approximately $156,000 in connection with the Partial Over-Allotment (of which approximately $112,000 was for deferred underwriting fees).
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 2,840,000 warrants (the “Initial Private Placement Warrants”), at a price of $1.00 per Initial Private Placement Warrant to the Sponsor, generating proceeds of approximately $2.8 million (Note 4). On October 11, 2022, simultaneously with the issuance and sale of the Over-Allotment Units, the Company consummated the sale of an additional 44,660 private placement warrants at $1.00 per private placement warrant (the “Additional Private Placement Warrants”, and together with the Initial Private Placement Warrants, the “Private Placement Warrants”), generating additional gross proceeds of approximately $45,000.
In addition, concurrently with the closing of the Initial Public Offering, the Sponsor extended an overfunding loan to the Company in an amount of $900,000 at no interest (the “Initial Overfunding Loan”), to be deposited in the Trust Account (as defined below). On October 11, 2022, simultaneously with the sale of the Over-Allotment Units, the Sponsor extended a further overfunding loan to the Company in an aggregate amount of $47,850 (the “Additional Overfunding Loan, and together, the “Overfunding Loans”) to be deposited in the Trust Account.
Upon the closing of the Initial Public Offering, the Partial Over-Allotment, the Private Placement and the Overfunding Loans, approximately $64.1 million ($10.15 per Unit) of the net proceeds of the sale of the Units and the Private Placement Warrants and the proceeds from the Overfunding Loans were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and will be invested in United States government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under
the Investment Company Act of 1940, as amended (the “Investment Company Act”), or the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the
Trust Account (net of amounts disbursed to management for working capital purposes and excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

The
Company provides the holders of the Company’s Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholders’ meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially at $10.15 per
Public Share). The per-share amount to be
distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 5).
These Public Shares are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity”. The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Articles of Organization (the “Articles”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the Initial Shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
The Company’s Articles provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.
The Sponsor and the Company’s officers and any other holders of the Founder Shares immediately prior to the Initial Public Offering (the “Initial Shareholders”) agreed not to propose an amendment to the Articles to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.
The Company has 15 months from the closing of the Initial Public Offering to consummate an initial Business Combination. If the Company anticipates that it may not be able to consummate the initial Business Combination within 15 months from the consummation of the Initial Public Offering, the Company may, by resolution of its board of directors if requested by the Sponsor, extend the period of time the Company will have to consummate an initial Business Combination up to two times by an additional three-month period each time (for a total of up to 21 months from the closing of the Initial Public Offering; provided, however, that the second three-month period extension may only occur if the execution of a definitive agreement in connection with an initial Business Combination has been
announced prior to such extension), subject to the Sponsor or its affiliates or designees depositing additional funds into the Trust Account in an amount of $0.10 per share of Class A common stock, or $631,900 for each extension. Any such payments would be made in the form of non-interest bearing
extension loans (the “Extension Loans”). The Public Shareholders will not be entitled to vote on or redeem their shares in connection with any such extension.

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

If
th
e Company is unable to complete a Business Combination within 15 months from the closing of the Initial Public Offering (or up to 21 months from the closing of the Initial Public Offering if the Company extends the period of time to consummate a Business Combination) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable
in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Massachusetts law to provide for claims of creditors and the requirements of other applicable law.
The Initial Shareholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriter agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.15. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.15 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.15 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Liquidity and Capital Resources
As of September 30, 2022, the Company had approximately $40,000 in cash and working capital deficit of approximately $467,000.
Through September 30, 2022, the Company’s liquidity needs were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares (as defined in
Note 4) and a
loan under the Note (as defined in Note 4) in the amount of approximately $145,000.
Subsequent to the closing of the Initial Public Offering and the Partial Over-Allotment on October 4, 2022 and October 11, 2022, respectively, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. The Company fully repaid the Note balance on October 4, 2022.

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company funds as needed under Working Capital Loans (see Note 4). The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. As of September 30, 2022, the Company had no borrowings under the Working Capital Loans.
Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information, Article 8 and Article 10 of Regulation S-X. Accordingly, certain
disclosures normally included in financial statements have been condensed or omitted from these unaudited condensed financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the period from February 15, 2022 (inception) through September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s
Form 8-K as
of October 4, 2022 and the pro forma Form
8-K,
as filed with the SEC on October 11, 2022 and October 12, 2022, respectively, which contains the Company’s audited financial statement and notes thereto.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but
any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Cash and Cash Equivalents
The Company considers all highly liquid short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of September 30, 2022.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2022, the Company has not experienced losses on these accounts.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements” approximates the carrying amounts represented in the balance sheet, either because the short-term nature of the instruments or because the instrument is recognized at fair value.
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.
Derivative Financial Instruments
The Company evaluates its financial instruments, including equity-linked financial instruments, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”) For freestanding derivative financial instruments that are classified as liabilities, the derivative instrument is initially recognized at fair value with subsequent changes in fair value recognized in the statements of operations each reporting period. The classification of freestanding derivative instruments, including whether such instruments should be classified as liabilities or as equity, is evaluated at the end of each reporting period.
The Company evaluates embedded conversion features within convertible debt instruments to determine whether the embedded conversion and other features should be bifurcated from the debt host instrument and accounted for as a derivative in accordance with ASC 815.

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants were recognized as derivative liabilities in accordance with ASC 815 upon issuance of those warrants in October 2022, and will subsequently be adjusted to fair value at each reporting period. The liabilities are subject to re-measurement at each
balance sheet date until exercised, and any change in fair value will be recognized in the statement of operations. The fair value of the Public Warrants and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and the Black-Scholes model, respectively. The determination of the fair value of the derivative warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly.
Use of Estimates
The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting periods.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the derivative warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.
Deferred Offering Costs Associated with the Initial Public Offering
Deferred offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering. Upon completion of the Initial Public Offering, deferred offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Deferred offering costs allocated to the derivative warrant liabilities were charged to operations. Deferred offering costs associated with the Class A common stock were charged against the carrying value of Class A common stock upon the completion of the Initial Public Offering.
Net Loss Per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period excluding common stock subject to forfeiture. Weighted average common shares were reduced for the effect of an aggregate of 225,000 Founder Shares that were subject to forfeiture if the over-allotment option is not exercised by the underwriter (Note 4). The underwriter partially exercised its over-allotment option on October 11, 2022 and waived the remainder of its over-allotment option. Accordingly, the Sponsor forfeited 145,250 Founder Shares on October 11, 2022. As of September 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed de minimis as of September 30, 2022.

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Recent Accounting Standards
The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statements.
Note 3—Initial Public Offering
On October 4, 2022, the Company consummated its Initial Public Offering of 6,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $60.0 million, and incurring offering costs of approximately $3.7 million, of which $2.1 million and approximately $26,000 was for deferred underwriting commissions and offering costs allocated to derivate warrant liabilities, respectively. The Company granted the underwriter in the Initial Public Offering a 45-day option
to purchase up to 900,000 additional Units, at $10.00 per Unit, to cover over-allotments. On October 7, 2022, the underwriter exercised its over-allotment option in part, and on October 11, 2022, the underwriter purchased 319,000 additional Units, generating gross proceeds of approximately $3.2 million. The underwriter waived the remainder of its over-allotment option. The Company incurred additional offering costs of approximately $156,000 in connection with the Partial Over-Allotment (of which approximately $112,000 was for deferred underwriting fees).
Each Unit consists of one share of Class A
common stock, and one-half of one redeemable
warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 6).
Note 4—Related Party Transactions
Founder Shares
On March 16, 2022, the Sponsor purchased 2,875,000 shares of the Company’s Class B common stock, par value $0.0001 per share, (the “Founder Shares”) for an aggregate purchase price of $25,000. On September 8, 2022 and September 29, 2022, the Sponsor surrendered to the Company 718,750 and 431,250 Founder Shares respectively, in each case for no consideration, resulting in the Sponsor owning 1,725,000 Founder Shares. The Initial Shareholders agreed to forfeit up to 225,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriter, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriter partially exercised its over-allotment option on October 11, 2022 and waived the remainder of its over-allotment option. Accordingly, the Sponsor forfeited 145,250 Founder Shares on October 11, 2022.
The initial shareholders agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or earlier if, subsequent to the initial Business Combination, the closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period
commencing at least 150 days after the initial Business Combination, and (B) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the shareholders having the right to exchange their Class A common stock for cash, securities or other property. Notwithstanding the foregoing, the Founder Shares will be released from the lockup if the closing price of the company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period
commencing at least 150 days after the initial Business Combination.

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Private Placement Warrants
Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 2,840,000 Initial Private Placement Warrants, at a price of $1.00 per Initial Private Placement Warrant, generating proceeds of approximately $2.8 million. On October 11, 2022, simultaneously with the issuance and sale of the Over-Allotment Units, the Company consummated the sale of 44,660 Additional Private Placement Warrants at $1.00 per Additional Private Placement Warrant, generating additional gross proceeds of approximately $45,000.
Each Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor will be added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. Except as set forth below, the Private Placement
Warrants will be non-redeemable for cash and
exercisable on a cashless basis so long as they are held by the Sponsor or their permitted transferees.
The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.
Related Party Loans
Promissory Note to Sponsor
On March 3, 2022, the Sponsor agreed to loan the Company an aggregate amount of up to $200,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest
bearing and payable on the date on which the Company consummated the Initial Public Offering. As of September 30, 2022, the Company borrowed approximately $145,000 under the Note. The Company fully repaid the Note balance on October 4, 2022. The Note was no longer available to the Company after closing of its Initial Public Offering.
Overfunding Loans
Simultaneously with the closing of the Initial Public Offering, the Sponsor extended the Overfunding Loan to the Company in an aggregate amount of $900,000. On October 11, 2022, simultaneously with the sale of the Over-Allotment Units, the Sponsor extended the Additional Overfunding Loan to the Company in an amount of $47,850, for an aggregate outstanding principal amount of $947,850 to be deposited in the Trust Account. The Overfunding Loans will be repaid upon the closing of the initial Business Combination or converted into shares of Class A common stock at a conversion price of $10.00 per share of Class A common stock (or a combination of both), at the Sponsor’s discretion, provided that any such conversion may not occur until after the 60th day following the effective date of the registration statement of which the prospectus in connection with the Initial Public Offering forms a part. If the Company does not complete an initial Business Combination, it will not repay the Overfunding Loans from amounts held in the Trust Account, and its proceeds will be distributed to the Public Shareholders; however, the Company may repay the Overfunding Loans if there are funds available outside the Trust Account to do so.
Working Capital Loan
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business
Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $
1.00
per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no
written agreements exist with respect to such loans. As of September 30, 2022, the Company had no borrowings under the Working Capital
Loans.

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Extension Loans
As described in Note 1, if the Company extends the time it has to consummate the initial Business Combination to 21 months from the closing of the Initial Public Offering, the Sponsor or its affiliates or designees will be required to extend Extension Loans to the Company in an amount of $0.10 per share of Class A common stock, or $631,900 in the aggregate for each extension, in each case to be deposited in the Trust Account. The Extension Loans will be non-interest bearing
and payable upon the consummation of the initial Business Combination. If the Company completes its initial Business Combination, it would repay such Extension Loans out of the proceeds of the Trust Account released to the Company. Such Extension Loans may be converted into warrants of the post Business Combination entity, identical to the Private Placement Warrants, at a price of $1.00 per warrant at the option of the lender. If the Company does not complete a Business Combination, it will not repay such loans. As of September 30, 2022, the Company had no borrowings under the Extension Loans.
Administrative Services Agreement
On October 4, 2022, the Company entered into an agreement pursuant to which it agreed to pay the Sponsor $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees.
The Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in
connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, executive officers or directors, or the Company’s or their affiliates.
Note 5—Commitments and Contingencies
Registration and Shareholder Rights
The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and the Extension Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and the Extension Loans and upon conversion of the Founder Shares and the Overfunding Loans), will be entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon the consummation of the Initial Public Offering. These holders will be entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
The underwriter was entitled to an underwriting discount of $0.14 per unit, or approximately $0.8 million in the aggregate, paid upon the closing of the Initial Public Offering. An additional fee of $0.35 per unit, or $2.1 million in the aggregate will be payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
The underwriter was entitled to an additional fee of approximately $45,000, which was paid upon closing of the Partial Over-Allotment, and approximately $112,000 in deferred underwriting commissions in connection with the consummation of the Partial Over-Allotment.

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Risks and Uncertainties
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of the unaudited condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of the unaudited condensed financial statements.
Management continues to evaluate the
impact of the COVID-19 pandemic on the
industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, the close of the Initial Public Offering, and the results of
its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal
1
% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1%

of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any pipe financing or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.
Note 6—Warrants
As of September 30, 2022, there were no warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. If a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.
The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until the completion of a Business Combination, subject to certain limited exceptions. Additionally, except as set forth below, the Private Placement Warrants will be non-redeemable so
long as they are held by the Sponsor or their permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
Redemption of warrants when the price per share of Class
 A common stock equals or exceeds $18.00
.
 Once the warrants become exercisable, the Company may redeem the outstanding warrants for cash:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption, referred to as the 30 -day redemption period; and

•
if, and only if, the closing price of the Class A common stock equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a
30-trading
day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

Redemption of warrants when the price per share of Class
 A common stock equals or exceeds $10.00.
 Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

•
at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A common stock; and

•
if, and only if, the closing price of Class A common stock equals or exceeds $10.00 per Public Share (as adjusted) for any 20 trading days within the 30-trading day period ending
three trading days before the Company sends notice of redemption to the warrant holders.

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

The “fair market value” of Class A common stock shall mean the volume weighted average price of Class A common stock during the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 shares of Class A common stock per warrant (subject to adjustment).
If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.
Note 7—Shareholders’ Deficit
Preferred Stock
—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
—The Company is authorized to issue 35,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2022, there were no shares of Class A common stock issued or outstanding.
Class
 B Common Stock
—The Company is authorized to issue 5,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2022, there were 1,725,000 shares of Class B common stock issued and outstanding. Of these, up to 225,000 shares of Class B common stock were subject to forfeiture, to the Company by the Initial Shareholders for no consideration to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. The underwriter partially exercised the over-allotment option on October 11, 2022 and waived the remainder of its over-allotment option. Accordingly, the Sponsor forfeited 145,250 shares of Class B common stock on October 11, 2022.
Common shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of Class B common stock will have the right to elect all of the Company’s directors prior to the consummation of the initial Business Combination. On any other matter submitted to a vote of the Company’s shareholders, holders of Class B common stock and holders of Class A common stock will vote together as a single class, except as required by applicable law or stock exchange rule.
The Class B common stock will automatically convert into shares of Class A common stock concurrently with or immediately following the consummation of the initial Business
Combination on a one-for-one basis, subject to
adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of shares of Class A common stock issuable upon conversion of all Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of
the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by Public Shareholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial Business Combination and any private placement warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans and Extension Loans and any shares of Class A common stock issued to the Sponsor upon conversion of the Overfunding Loans. In no event will the conversion of Class B common stock occur on a less than one-for-one basis.

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Note 8—Subsequent Events
The Company has evaluated subsequent events to determine if events or transactions, occurring after the balance sheet date through the date the unaudited condensed financial statements were issued, require potential adjustment to or disclosure in the unaudited condensed financial statements and did not identify any subsequent events that would require recognition or disclosure, except as noted in Note 1, 3, 4, and 5 above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to dMY Squared Technology Group, Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

Our company, dMY Squared Technology Group, Inc., is a blank check company incorporated in Massachusetts. We were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

As of September 30, 2022, we had not commenced any operations. All activity for the period from February 15, 2022 (inception) through September 30, 2022 relates to our formation and the initial public offering (the “Initial Public Offering”) as described below. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income from the proceeds derived from the Initial Public Offering.

Our sponsor is dMY Squared Sponsor, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our Initial Public Offering was declared effective on September 29, 2022. On October 4, 2022, we consummated its Initial Public Offering of 6,000,000 Units, at $10.00 per Unit, generating gross proceeds of $60.0 million, and incurring offering costs of approximately $3.7 million, of which $2.1 million and approximately $26,000 was for deferred underwriting commissions and offering costs allocated to derivate warrant liabilities, respectively. On October 7, 2022, the underwriter exercised its over-allotment option in part, and on October 11, 2022, the underwriter purchased 319,000 additional Units (the “Over-Allotment Units”), generating gross proceeds of approximately $3.2 million (the “Partial Over-Allotment”). We incurred additional offering costs of approximately $156,000 in connection with the Partial Over-Allotment (of which approximately $112,000 was for deferred underwriting fees).

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 2,840,000 warrants (the “Initial Private Placement Warrants”), at a price of $1.00 per Initial Private Placement Warrant to our Sponsor, generating proceeds of approximately $2.8 million. On October 11, 2022, simultaneously with the issuance and sale of the Over-Allotment Units, we consummated the sale of an additional 44,660 private placement warrants at $1.00 per private placement warrant (the “Additional Private Placement Warrants”, and together with the Initial Private Placement Warrants, the “Private Placement Warrants”), generating additional gross proceeds of approximately $45,000.

In addition, concurrently with the closing of the Initial Public Offering, the Sponsor extended an overfunding loan to the Company in the amount of $900,000 at no interest (the “Initial Overfunding Loan”), to be deposited in a Trust Account (as defined below). On October 11, 2022, simultaneously with the sale of the Over-Allotment Units, the Sponsor extended a further overfunding loan to the Company in an aggregate amount of $47,850 (together with the Initial Overfunding Loan, the “Overfunding Loans”), to be deposited to the Trust Account.

Upon the closing of the Initial Public Offering, the Partial Over-Allotment, the Private Placement and the Overfunding Loans, approximately $64.1 million ($10.15 per Unit) of the net proceeds of the sale of the Units and the Private Placement Warrants and the proceeds from the Overfunding Loans were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and will be invested in United States government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), or the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that we will be able to complete a Business Combination successfully. We must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, we will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

We provide the holders of our Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholders’ meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a Business Combination or conduct a tender offer will be made by us, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially at $10.15 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter.

We have 15 months from the closing of the Initial Public Offering to consummate an initial Business Combination. If we anticipate that we may not be able to consummate the initial Business Combination within 15 months from the consummation of the Initial Public Offering, we may, by resolution of its board of directors if requested by our Sponsor, extend the period of time we will have to consummate an initial Business Combination up to two times by an additional three-month period each time (for a total of up to 21 months from the closing of the Initial Public Offering; provided, however, that the second three-month period extension may only occur if the execution of a definitive agreement in connection with an initial Business Combination has been announced prior to such extension), subject to our Sponsor or its affiliates or designees depositing additional funds into the Trust Account in an amount of $0.10 per share of Class A common stock, or $631,900 for each extension. Any such payments would be made in the form of non-interest bearing extension loans (the “Extension Loans”). The Public Shareholders will not be entitled to vote on or redeem their shares in connection with any such extension.

If we are unable to complete a Business Combination within 15 months from the closing of the Initial Public Offering (or up to 21 months from the closing of the Initial Public Offering if we extend the period of time to consummate a Business Combination) (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject, in each case, to our obligations under Massachusetts law to provide for claims of creditors and the requirements of other applicable law.

Liquidity and Capital Resources

As of September 30, 2022, we had approximately $40,000 in cash and working capital deficit of approximately $467,000.

Through September 30, 2022, our liquidity needs were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares and a loan under the Note in the amount of approximately $145,000. Subsequent to the closing of the Initial Public Offering and the Partial Over-Allotment on October 4, 2022 and October 11, 2022, respectively, our liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. We fully repaid the Note balance on October 4, 2022.

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us funds as needed under Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. As of September 30, 2022, we had no borrowings under the Working Capital Loans.

Based on the foregoing, our management believes that we will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of the unaudited condensed financial statements. The specific impact on our financial condition, results of operations, and cash flows is also not determinable as of the date of the unaudited condensed financial statements.

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, the close of the Initial Public Offering, and the results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any PIPE financing or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in our ability to complete a Business Combination.

Results of Operations

Our entire activity since inception up to September 30, 2022 related to our formation and the preparation for our Initial Public Offering. We will not generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of investment income from the Trust Account. We will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our derivative liabilities at each reporting period.

For the three months ended September 30, 2022, we had net loss of approximately $3,000, which consisted solely of general and administrative expenses.

For the period from February 15, 2022 (inception) through September 30, 2022, we had net loss of approximately $44,000, which consisted solely of general and administrative expenses.

Contractual Obligations

Administrative Services Agreement

On October 4, 2022, we entered into an agreement pursuant to which it agreed to pay our Sponsor $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, we will cease paying these monthly fees.

Our Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, executive officers or directors, or our or their affiliates.

Registration and Shareholder Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares), will be entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon the consummation of the Initial Public Offering. These holders will be entitled to certain demand and “piggyback” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriter was entitled to an underwriting discount of $0.14 per unit, or approximately $0.8 million in the aggregate, paid upon the closing of the Initial Public Offering. An additional fee of $0.35 per unit, or $2.1 million in the aggregate will be payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

The underwriter was entitled to an additional fee of approximately $45,000, which was paid upon closing of the Partial Over-Allotment, and approximately $112,000 in deferred underwriting commissions in connection with the consummation of the Partial Over-Allotment.

Critical Accounting Policies and Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and the reported amounts of income and expenses during the period reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Derivative Financial Instruments

We evaluate our financial instruments, including equity-linked financial instruments, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”) For freestanding derivative financial instruments that are classified as liabilities, the derivative instrument is initially recognized at fair value with subsequent changes in fair value recognized in the statements of operations each reporting period. The classification of freestanding derivative instruments, including whether such instruments should be classified as liabilities or as equity, is evaluated at the end of each reporting period.

We evaluate embedded conversion features within convertible debt instruments to determine whether the embedded conversion and other features should be bifurcated from the debt host instrument and accounted for as a derivative in accordance with ASC 815.

The Public Warrants issued in connection with the Initial Public Offering and the Private Placement Warrants were recognized as derivative liabilities in accordance with ASC 815 upon issuance of those warrants in October 2022, and will subsequently be adjusted to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value will be recognized in the statement of operations. The fair value of the Public Warrants and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and the Black-Scholes model. The determination of the fair value of the derivative warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly.

Net Loss Per Common Share

We complied with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period excluding common stock subject to forfeiture. Weighted average common shares were reduced for the effect of an aggregate of 225,000 Founder Shares that were subject to forfeiture if the over-allotment option is not exercised by the underwriter. The underwriter partially exercised its over-allotment option on October 11, 2022 and waived the remainder of its over-allotment option. Accordingly, the Sponsor forfeited 145,250 Founder Shares on October 11, 2022. As of September 30, 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

Recent Accounting Standards

Our management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

As an “emerging growth company”, we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2022, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Co-Chief Executive Officer, we conducted an evaluation of the effectiveness, of our disclosure controls and procedures as of September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Co-Chief Executive Officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on October 3, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on October 3, 2022, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On October 4, 2022, we consummated our Initial Public Offering of 6,000,000 Units at $10.00 per Unit. On October 7, 2022, the underwriter exercised its over-allotment option in part, and on October 11, 2022, the underwriter purchased 319,000 Over-Allotment Units. Simultaneously with the consummation of the Initial Public Offering, the Company consummated the sale of 2,840,000 Initial Private Placement Warrants, at a purchase price of $10.00 per Initial Private Placement Warrant. On October 11, 2022, simultaneously with the issuance and sale of the Over-Allotment Units, the Company consummated the sale of 44,660 Additional Private Placement Warrants at $1.00 per Additional Private Placement Warrant.

The Private Placement Warrants were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering, except that (x) the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of our initial Business Combination, subject to certain limited exceptions, (y) as long as the Private Placement Warrants are held by our Sponsor or its permitted transferees, the Private Placement Warrants will not be redeemable by us and (z) the Private Placement Warrants and the Class A shares underlying the Private Placement Warrants are entitled to registration rights.

Use of Proceeds

Of the gross proceeds received from the Initial Public Offering, the sale of the Over-Allotment Units, the sale of Private Placement Warrants and the Overfunding Loans, $64,137,850 was placed in the Trust Account.

Transaction costs of the Initial Public Offering and the sale of the Over-Allotment Units amounted to $3.8 million consisting of $0.9 million of underwriting discounts and commissions, $2.2 million of deferred underwriting discounts and commissions, and $0.7 million of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of Principal Executive Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of November, 2022.

DMY SQUARED TECHNOLOGY GROUP, INC.

By:	/s/ Harry L. You
Name:	Harry L. You
Title:	Co-Chief Executive Officer