Form 10-Q
period 2023-03-31
dMY Squared Technology Group, Inc.
filed 2023-05-15
CIK 1915380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
As of May 15, 2023,
6,319,000 shares of Class A common stock, par value $0.0001 per share, and 1,579,750 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

DMY SQUARED TECHNOLOGY GROUP, INC.

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheets as of March 31, 2023 (unaudited) and December 31, 2022	1

	Unaudited Condensed Statements of Operations for the Three Months Ended March 31, 2023 and for the period from February 15, 2022 (inception) through March 31, 2022	2

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended March 31, 2023 and for the period from February 15, 2022 (inception) through March 31, 2022	3

	Unaudited Condensed Statements of Cash Flows for the Three Months Ended March 31, 2023 and for the period from February 15, 2022 (inception) through March 31, 2022	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

SIGNATURE		28

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
DMY SQUARED TECHNOLOGY GROUP, INC.
CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(unaudited)
Assets:
Current assets:
Cash	$1,216	$238,539
Prepaid expenses	373,949	565,472

Total current assets	375,165	804,011
Investments held in Trust Account	65,388,153	64,703,943

Total Assets	$65,763,318	$65,507,954

Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$273,410	$170,837
Accrued expenses	272,400	273,619
Corporate tax payable	235,338	155,655
Income tax payable	237,969	86,214

Total current liabilities	1,019,117	686,325
Overfunding loans	947,850	947,850
Derivative warrant liabilities	1,873,690	2,478,110
Deferred underwriting commissions	2,211,650	2,211,650

Total Liabilities	6,052,307	6,323,935

Commitments and Contingencies
Class A common stock, $0.0001 par value; 35,000,000 shares authorized; 6,319,000 shares subject to possible redemption at approximately $10.26 and $10.19 per share as of March 31, 2023 and December 31, 2022, respectively	64,814,846	64,362,074
Shareholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value; 35,000,000 shares authorized; no non-redeemable shares issued or outstanding as of March 31, 2023 and December 31, 2022	—	—
Class B common stock, $0.0001 par value; 5,000,000 shares authorized; 1,579,750 shares issued and outstanding as of March 31, 2023 and December 31, 2022	158	158
Additional paid-in capital	—	—
Accumulated deficit	(5,103,993)	(5,178,213)

Total shareholders’ deficit	(5,103,835)	(5,178,055)

Total Liabilities and Shareholders’ Deficit	$65,763,318	$65,507,954

The accompanying notes are an integral part of these unaudited condensed financial statements.

DMY SQUARED TECHNOLOGY GROUP, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		For the period from
	For the three months ended March 31, 2023	February 15, 2022 (inception) through March 31, 2022
General and administrative expenses	$530,235	$41,000
Corporate tax expenses	79,683	—

Loss from operations	(609,918)	(41,000)

Other income:
Interest income on operating account	35	—
Interest income from investments held in Trust Account	684,210	—
Change in fair value of derivative warrant liabilities	604,420	—

Total other income	1,288,665	—

Net income (loss) before provision for income taxes	678,747	(41,000)
Provision for income taxes	151,755	—

Net income (loss)	$526,992	$(41,000)

Weighted average shares outstanding of Class A common stock, basic and diluted	6,319,000	—

Basic and diluted net income (loss) per share, Class A common stock	$0.07	$—

Weighted average shares outstanding of Class B common stock, basic and diluted	1,579,750	1,500,000

Basic and diluted net income (loss) per share, Class B common stock	$0.07	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DMY SQUARED TECHNOLOGY GROUP, INC.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the three months ended March 31, 2023
					Total
	Class B Common Stock		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2022	1,579,750	$158	$—	$(5,178,213)	$(5,178,055)
Accretion for Class A common stock to redemption amount	—	—	—	(452,772)	(452,772)
Net income	—	—	—	526,992	526,992

Balance - March 31, 2023 (unaudited)	1,579,750	$158	$—	$(5,103,993)	$(5,103,835)

	For the Period from February 15, 2022 (inception) through March 31, 2022
					Total
	Class B Common Stock		Additional Paid-In	Accumulated	Shareholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance - February 15, 2022 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)(2)	1,725,000	173	24,827	—	25,000
Net loss	—	—	—	(41,000)	(41,000)

Balance - March 31, 2022 (unaudited)	1,725,000	$173	$24,827	$(41,000)	$(16,000)

(1)
This number includes up to 225,000 Founder Shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter. The underwriter partially exercised its over-allotment option on October 11, 2022 and waived the remainder of its over-allotment option. Accordingly, the Sponsor forfeited 145,250
 Founder Shares on October 11, 2022 (see Note 4).

(2)
Shares and the associated amounts have been retroactively restated to reflect (i) the surrender of
718,750 shares of Class B common stock for no consideration on September 8, 2022; and (ii) the surrender of 431,250 shares of Class B common stock for no consideration on September 29, 2022; resulting in a decrease in the total number of Class B common stock outstanding to 1,725,000 shares (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

DMY SQUARED TECHNOLOGY GROUP, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For the period from
	For the three months ended	February 15, 2022 (inception)
	March 31, 2023	through March 31, 2022
Cash Flows from Operating Activities:
Net income (loss)	$526,992	$(41,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income from investments held in Trust Account	(684,210)	—
Change in fair value of derivative warrant liabilities	(604,420)	—
General and administrative expenses paid by related party under promissory note	—	41,000
Changes in operating assets and liabilities:
Prepaid expenses	191,523	—
Accounts payable	102,573	—
Accrued expenses	(1,219)	—
Corporate tax payable	79,683	—
Income tax payable	151,755	—

Net cash used in operating activities	(237,323)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000

Net cash provided by financing activities	—	25,000

Net change in cash	(237,323)	25,000
Cash - Beginning of the period	238,539	—

Cash - End of the period	$1,216	$25,000

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$—	$35,100
Offering costs included in accrued expenses	$—	$238,727
The accompanying notes are an integral part of these unaudited condensed financial statements.

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
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
As of March 31, 2023, the Company had not commenced any operations. All activity for the period from February 15, 2022 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest.
The Company generates
non-operating
income from the proceeds derived from the Initial Public Offering. The Company’s sponsor is dMY Squared Sponsor, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on September 29, 2022. On October 4, 2022, the Company consummated its Initial Public Offering of 6,000,000 units (the “units” and, with respect to the Class A common stock included in the units being offered, the “Public Shares”), at $10.00 per unit, generating gross proceeds of $60.0 million, and incurring offering costs of approximately $3.7 million, of which $2.1 million and approximately $26,000 were
for deferred underwriting commissions (see Note 5) and offering costs allocated to derivate warrant liabilities, respectively. On October 7, 2022, the underwriter exercised its over-allotment option in part, and on October 11, 2022, the underwriter purchased 319,000 additional units (the “over-allotment units”), generating gross proceeds of approximately $3.2 million (the “Partial Over-Allotment”). The underwriter waived the remainder of its over-allotment option. The Company incurred additional offering costs of approximately $156,000 in connection with the Partial Over-Allotment (of which approximately $112,000 was for deferred underwriting fees).
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 2,840,000 warrants (the “Initial private placement warrants”), at a price of $1.00 per Initial private placement warrant to the Sponsor, generating proceeds of approximately $
2.8
 million (see Note 4). On October 11, 2022, simultaneously with the issuance and sale of the over-allotment units, the Company consummated the sale of an additional
44,660 private placement warrants at $1.00 per private placement warrant (the “Additional private placement warrants”, and together with the Initial private placement warrants, the “private placement warrants”), generating additional gross proceeds of approximately $45,000.
In addition, concurrently with the closing of the Initial Public Offering, the Sponsor extended an overfunding loan to the Company in an amount of $
900,000
 at no interest (the “Initial Overfunding Loan”) to deposit in the Trust Account (as defined below). On October 11, 2022, simultaneously with the sale of the over-allotment units, the Sponsor extended a further overfunding loan to the Company in an aggregate amount of $
47,850 (the “Additional Overfunding Loan, and together, the “Overfunding Loans”) to deposit in the Trust Account.
Upon the closing of the Initial Public Offering, the Partial Over-Allotment, the Private Placement and the Overfunding Loans, approximately $64.1 million ($10.15 per unit) of the net proceeds of the sale of the units and the private placement warrants and the proceeds from the Overfunding Loans were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and will be invested in United States government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), or the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

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
These Public Shares are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity”. The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $
5,000,001. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Articles of Organization (the “Articles”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the Initial Shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
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

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

The
Company has 15 months from the closing of the Initial Public Offering to consummate an initial Business Combination. If the Company anticipates that it may not be able to consummate the initial Business Combination within 15 months from the consummation of the Initial Public Offering, the Company may, by resolution of its board of directors if requested by the
S
ponsor, extend the period of time the Company will have to consummate an initial Business Combination up to two times by an additional three-month period each time (for a total of up to 21 months from the closing of the Initial Public Offering; provided, however, that the second three-month period extension may only occur if the execution of a definitive agreement in connection with an initial Business Combination has been announced prior to such extension), subject to the
S
ponsor or its affiliates or designees depositing additional funds into the Trust Account in an amount of $0.10 per share of Class A common stock, or $631,900 for each extension. Any such payments would be made in the form of non-interest
bearing extension loans (the “Extension Loans”). The Public Shareholders will not be entitled to vote on or redeem their shares in connection with any such extension.
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
The Initial Shareholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriter agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.15
. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $
10.15
 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.15 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
On November 18, 2022, the Company announced that the holders of the units sold in the Initial Public Offering may elect to separately trade the shares of Class A common stock and Public Warrants commencing on November 21, 2022. Any units not separated will continue to trade on the NYSE American under the symbol “DMYY.U”, and the Class A Common Stock and Warrants will separately trade on the NYSE American under the symbols “DMYY” and “DMYY.WS,” respectively. No fractional Warrants will be issued upon separation of the units and only whole Warrants will trade.

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

Going Concern Consideration
As of March 31, 2023, the Company had approximately $1,200 in cash and working capital deficit of approximately $644,000 (including tax obligations of approximately $473,000 that may be paid using investment income earned in Trust Account).
 Subsequent to December 31, 2022, the Company withdrew $304,000 from the Trust Account to pay for its taxes.
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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company funds as needed under Working Capital Loans (see Note 4). The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $
1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. As of March 31, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.
Based upon the analysis above, the Company’s management has determined that it has sufficient borrowing capacity and the Sponsor has financial wherewithal to meet its anticipated obligations through the earlier of the consummation of a Business Combination or through the liquidation date. In connection with the management’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”)
2014-15,
“Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company’s management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about its ability to continue as a going concern through the earlier of the liquidation date or the completion of the initial Business Combination. There is no assurance that the Company’s plans to consummate the initial Business Combination will be successful or successful within the Combination Period (by January 4, 2024). The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. These unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these unaudited condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

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
On December 27, 2022, the Treasury and Internal Revenue Service (“IRS”) issued a Notice 2023-2 (“Notice”), which provided interim guidance regarding the application of the corporate stock repurchase excise tax until the issuance of proposed regulations. The Notice excluded the distributions upon complete liquidation of a corporation from the base of the excise tax. The Notice also excludes from the scope of the excise tax any distribution made during the taxable year in which a corporation fully liquidates and dissolves, even if a distribution precedes the formal decision to liquidate.
Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, Article 8 and Article 10 of Regulation
S-X.
Accordingly, certain disclosures normally included in financial statements have been condensed or omitted from these unaudited condensed financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any future period.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report Form
10-K
as of December 31, 2022, as filed with the SEC on March 30, 2023, which contains the Company’s audited financial statement and notes thereto.
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

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2023 and December 31, 2022.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, regularly exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.
Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest income from investments held in Trust Account in the accompanying condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, other than for the Overfunding Loan to the Sponsor, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements” approximates the carrying amounts represented in the condensed balance sheets, either because the short-term nature of the instruments or because the instrument is recognized at fair value.
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

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
Derivative Financial Instruments
The Company evaluates its financial instruments, including equity-linked financial instruments, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For freestanding derivative financial instruments that are classified as liabilities, the derivative instrument is initially recognized at fair value with subsequent changes in fair value recognized in the condensed statements of operations each reporting period. The classification of freestanding derivative instruments, including whether such instruments should be classified as liabilities or as equity, is evaluated at the end of each reporting period.
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
Use of Estimates
The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting periods.
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
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Upon completion of the Initial Public Offering, offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the derivative warrant liabilities were charged to operations. Offering costs associated with the Class A common stock were charged against the carrying value of Class A common stock upon the completion of the Initial Public Offering.

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

Class A Common Stock Subject to Possible Redemption
As discussed in Note 1, all of the 6,319,000
 shares of Class A common stock sold as parts of the units in the Initial Public Offering contain a redemption feature. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The Company classified all of the shares of Class A common stock as redeemable. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares of Class A common stock resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.
As of March 31, 2023 and December 31, 2022, the amounts of Class A common stock reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds	$63,190,000
Less:
Proceeds allocated to Public Warrants	(379,140)
Class A shares issuance costs	(3,802,072)
Plus:
Accretion of carrying value to redemption value	5,353,286

Class A common stock subject to possible redemption - December 31, 2022	64,362,074
Plus:
Accretion of carrying value to redemption value	452,772

Class A common stock subject to possible redemption - March 31, 2023	$64,814,846

Net Income (Loss) per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average number of common stock outstanding for the respective period. The Company has not considered the effect of the Public Warrants and the private placement warrants to purchase an aggregate of 6,044,160 shares in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share of common stock for each class of common stock:

			For the period from
	For the three months ended		February 15, 2022 (inception)
	March 31, 2023		through March 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share:
Numerator:
Allocation of net income (loss)	$421,594	$105,398	$—	$(41,000)
Denominator:
Basic and diluted weighted average common shares outstanding	6,319,000	1,579,750	—	1,500,000

Basic and diluted net income (loss) per common share	$0.07	$0.07	$—	$(0.03)

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2023 and December 31, 2022, the Company had gross deferred tax assets of approximately $
111,000 and $196,000,

respectively, which were presented net of a full valuation allowance.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2023 and December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.
Recent Accounting Pronouncements
In June 2022, the FASB issued ASU
2022-03,
ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
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

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

Each unit consists of one share of Class A common stock, and one-half
of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note
7
).
Note 4—Related Party Transactions
Founder Shares
On March 16, 2022, the
S
ponsor purchased 2,875,000
 shares of the Company’s Class B common stock, par value $
0.0001
 per share (the “Founder Shares”) for an aggregate purchase price of $
25,000. On September 8, 2022 and September 29, 2022, the Sponsor surrendered to the Company 718,750 and 431,250
 Founder Shares, respectively, in each case for no consideration, resulting in the Sponsor owning
1,725,000 Founder Shares. The Initial Shareholders agreed to forfeit up to 225,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriter, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriter partially exercised its over-allotment option on October 11, 2022 and waived the remainder of its over-allotment option. Accordingly, the sponsor forfeited 145,250 Founder Shares on October 11, 2022.
The Initial Shareholders agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of (A)
one year after the completion of the initial Business Combination or earlier if, subsequent to the initial Business Combination, the closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after the initial Business Combination, and (B) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the shareholders having the right to exchange their Class A common stock for cash, securities or other property. Notwithstanding the foregoing, the Founder Shares will be released from the lockup if the closing price of the company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after the initial Business Combination.
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

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

Related Party Loans
Promissory Note to Sponsor
On March 3, 2022, the sponsor agreed to loan the Company an aggregate amount of up to $200,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest
bearing and payable on the date on which the Company consummated the Initial Public Offering. The Company borrowed approximately $145,000 under the Note and subsequently fully repaid the Note balance on October 4, 2022. The Note was no longer available to the Company after closing of its Initial Public Offering.
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
Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.
Extension Loans
As described in Note 1, if the Company extends the time it has to consummate the initial Business Combination to 21 months from the closing of the Initial Public Offering, the Sponsor or its affiliates or designees will be required to extend Extension Loans to the Company in an amount of $
0.10 per share of Class A common stock, or $631,900 in the aggregate for each extension, in each case to be deposited in the Trust Account. The Extension Loans will be non-interest
bearing and payable upon the consummation of the initial Business Combination. If the Company completes its initial Business Combination, it would repay such Extension Loans out of the proceeds of the Trust Account released to the Company. Such Extension Loans may be converted into warrants of the post Business Combination entity, identical to the private placement warrants, at a price of $1.00 per warrant at the option of the lender. If the Company does not complete a Business Combination, it will not repay such loans. As of March 31, 2023 and December 31, 2022, the Company had no borrowings under the Extension Loans.
Administrative Services Agreement
On October 4, 2022, the Company entered into an agreement pursuant to which it agreed to pay the sponsor $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company recorded $30,000 in connection with such fees during the three months ended March 31, 2023 in the accompanying condensed statements of operations. The Company prepaid such fees in full, and as of March 31, 2023 and December 31, 2022, the Company had an unused balance of $20,000 and $50,000 in prepaid expenses recorded in the accompanying condensed balance sheets, respectively.

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

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
Note 5—Commitments and Contingencies
Registration and Shareholder Rights
The holders of Founder Shares, private placement warrants and warrants that may be issued upon conversion of Working Capital Loans and the Extension Loans (and any shares of common stock issuable upon the exercise of the private placement warrants or warrants issued upon conversion of the Working Capital Loans and the Extension Loans and upon conversion of the Founder Shares and the Overfunding Loans) will be entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon the consummation of the Initial Public Offering. These holders will be entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
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
Note 6—Derivative Warrant Liabilities
As of March 31, 2023 and December 31, 2022, the Company had an aggregate of 6,044,160 warrants outstanding, comprised of 3,159,500 Public Warrants and 2,884,660 private placement warrants. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. If a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

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

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

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
Note 7—Shareholders’ Deficit
Preferred Stock
—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.
Class
A Common Stock
—The Company is authorized to issue 35,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 6,319,000 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity at the condensed balance sheets.
Class
B Common Stock
—The Company is authorized to issue 5,000,000 shares of Class B common stock with a par value of $0.0001 per share. On March 16, 2022, the Company issued 1,725,000 shares of Class B common stock issued and outstanding, which amount has been retroactively restated to reflect the share surrenders on September 8, 2022 and September 29, 2022 as discussed in Note 4. Of these, up to 225,000 shares of Class B common stock were subject to forfeiture to the Company by the Initial Shareholders for no consideration to the extent that the underwriter’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own
20% of the Company’s issued and outstanding common stock after the Initial Public Offering. The underwriter partially exercised its over-allotment option on October 11, 2022 and waived the remainder of its over-allotment option. Accordingly, the sponsor forfeited 145,250 Founder Shares on October 11, 2022. As of March 31, 2023 and December 31, 2022, there were 1,579,750 shares of Class B common stock issued and outstanding.
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

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

Note 8 — Fair Value Measurements
The following tables present information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, by level within the fair value hierarchy:
March 31, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$65,388,153	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$979,450	$—	$—
Derivative warrant liabilities - Private Warrants	$—	$—	$894,240
December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$64,703,943	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$1,295,400	$—	$—
Derivative warrant liabilities - Private Warrants	$—	$—	$1,182,710

(1)	Includes $1,663 of cash balance held within the Trust Account as of March 31, 2023 and December 31, 2022.
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in December 2022 when the Public Warrants were separately listed and traded.
Level 1 assets include investments in money market funds or U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The fair value of the Public Warrants and the private placement warrants was initially measured using Black-Scholes option pricing model and Monte-Carlo simulation method, respectively. Beginning in December 2022, the fair value of Public Warrants has been measured based on the listed market price of such Public Warrants. The estimated fair value of the private placement warrants was determined using Level 3 inputs as of March 31, 2023 and December 31, 2022. Inherent in a Black-Scholes option pricing model and a Monte-Carlo simulation method are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement date at March 31, 2023 and December 31, 2022:

	As of March 31, 2023	As of December 31, 2022
Exercise price	$11.50	$11.50
Stock price	$10.25	$10.05
Volatility	4.5%	4.9%
Risk-free rate	3.5%	3.90%
Dividend yield	0.0%	0.0%
The changes in the Level 3 fair value of the derivative warrant liabilities for the three months ended March 31, 2023 are summarized as follows. There were no derivative warrant liabilities for the period from February 15, 2022 (inception) to March 31, 2022.

Balance as of December 31, 2022 - Level 3	$1,182,710
Change in fair value of derivative warrant liabilities - Private Warrants	(288,470)

Balance as of March 31, 2023 - Level 3	$894,240

Note 9 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the unaudited condensed financial statements, except as noted below.
Subsequent to March 31, 2023, the Company withdrew $304,000 from the Trust Account to pay for its taxes.

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

Overview

Our company, dMY Squared Technology Group, Inc., is a blank check company incorporated in Massachusetts. We were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies. As of March 31, 2023, we had not commenced any operations. All activity for the period from February 15, 2022 (inception) through March 31, 2023 relates to our formation and the initial public offering (the “Initial Public Offering”) as described below. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income from the proceeds derived from the Initial Public Offering.

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

On November 18, 2022, we announced that the holders of the units sold in the Initial Public Offering may elect to separately trade the shares of Class A common stock and Public Warrants commencing on November 21, 2022. Any units not separated will continue to trade on the NYSE American under the symbol “DMYY.U”, and the Class A Common Stock and Warrants will separately trade on the NYSE American under the symbols “DMYY” and “DMYY.WS,” respectively. No fractional Warrants will be issued upon separation of the units and only whole Warrants will trade.

Going Concern Consideration

As of March 31, 2023, we had approximately $1,200 in cash and working capital deficit of approximately $644,000 (including tax obligations of approximately $473,000 that may be paid using investment income earned in Trust Account). Subsequent to December 31, 2022, we withdrew $304,000 from the Trust Account to pay for our taxes.

Prior to the consummation of the Initial Public Offering, our liquidity needs were satisfied through the payment of $25,000 from our sponsor to purchase Founder Shares and a loan under the Note in the amount of approximately $242,000. Subsequent to the closing of the Initial Public Offering and the Partial Over-Allotment on October 4, 2022 and October 11, 2022, our liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. We fully repaid the Note balance on October 4, 2022. The Note was no longer available to us after closing of the Initial Public Offering.

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us funds as needed under Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. As of March 31, 2023 and December 31, 2022, we had no borrowings under the Working Capital Loans.

Based upon the analysis above, our management has determined that we have sufficient borrowing capacity and our Sponsor has financial wherewithal to meet our anticipated obligations through the earlier of the consummation of a Business Combination or through the liquidation date. In connection with our management’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” our management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern through the earlier of the liquidation date or the completion of the initial Business Combination. There is no assurance that our plans to consummate the initial Business Combination will be successful or successful within the Combination Period (by January 4, 2024). The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Our management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. These unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

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

On December 27, 2022, the Treasury and Internal Revenue Service (“IRS”) issued a Notice 2023-2 (“Notice”), which provided interim guidance regarding the application of the corporate stock repurchase excise tax until the issuance of proposed regulations. The Notice excluded the distributions upon complete liquidation of a corporation from the base of the excise tax. The Notice also excludes from the scope of the excise tax any distribution made during the taxable year in which a corporation fully liquidates and dissolves, even if a distribution precedes the formal decision to liquidate.

Results of Operations

Our entire activity from inception through to March 31, 2023 related to our formation and the preparation for our Initial Public Offering, and since the closing of our Initial Public Offering, the search for a prospective initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of investment income from the Trust Account. We will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our derivative liabilities at each reporting period.

For the three months ended March 31, 2023, we had net income of approximately $527,000, which consisted of approximately $604,000 of the change in fair value of the derivative warrant liabilities and approximately $684,000 of interest income from operating account and investments held in Trust Account, partially offset by approximately $530,000 of general and administrative expenses, approximately $80,000 of corporate tax expense, approximately $152,000 in income tax expense.

For the period from February 15, 2022 (inception) through March 31, 2022, we had net loss of $41,000, which consisted solely of general and administrative expenses.

Contractual Obligations

Administrative Services Agreement

On October 4, 2022, we entered into an agreement pursuant to which it agreed to pay our Sponsor $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, we will cease paying these monthly fees. We recorded $30,000 in connection with such fees during the three months ended March 31, 2023 in the accompanying condensed statements of operations. We prepaid such fees in full and as of March 31, 2023 and December 31, 2022, we had an unused balance of $20,000 and $50,000 in prepaid expenses recorded in the accompanying condensed balance sheets, respectively.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and the reported amounts of income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2023, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness, of our disclosure controls and procedures as of March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 30, 2023. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of May, 2023.

DMY SQUARED TECHNOLOGY GROUP, INC.

By:	/s/ Niccolo de Masi
Name:	Niccolo de Masi
Title:	Chief Executive Officer