Form 10-Q
period 2023-06-30
dMY Squared Technology Group, Inc.
filed 2023-08-14
CIK 1915380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
of the Exchange Act).    Yes  ☒    No  ☐
As of August 14, 2023, 6,319,000 shares of Class A common stock, par value $0.0001 per share, and 1,579,750 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

DMY SQUARED TECHNOLOGY GROUP, INC.

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheets as of June 30, 2023 (unaudited) and December 31, 2022	1

	Unaudited Condensed Statements of Operations for the Three and Six Months Ended June 30, 2023, for the Three Months Ended June 30, 2022, and for the Period from February 15, 2022 (inception) through June 30, 2022	2

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three and Six Months Ended June 30, 2023, for the Three Months Ended June 30, 2022, and for the Period from February 15, 2022 (inception) through June 30, 2022	3

	Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2023 and for the Period from February 15, 2022 (inception) through June 30, 2022	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

SIGNATURE		29

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
DMY SQUARED TECHNOLOGY GROUP, INC.
CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(unaudited)
Assets:
Current assets:
Cash	$6	$238,539
Prepaid expenses	281,875	565,472

Total current assets	281,881	804,011
Investments held in Trust Account	65,752,742	64,703,943

Total Assets	$66,034,623	$65,507,954

Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$289,258	$170,837
Accrued expenses	282,400	273,619
Advances from related party	92,132	—
Corporate tax payable	80,875	155,655
Income tax payable	261,049	86,214

Total current liabilities	1,005,714	686,325
Overfunding loans	947,850	947,850
Derivative warrant liabilities	967,070	2,478,110
Deferred underwriting commissions	2,211,650	2,211,650

Total Liabilities	5,132,284	6,323,935

Commitments and Contingencies
Class A common stock, $0.0001 par value; 35,000,000 shares authorized; 6,319,000 shares subject to possible redemption at approximately $10.34 and $10.19 per share as of June 30, 2023 and December 31, 2022, respectively	65,310,819	64,362,074
Shareholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value; 35,000,000 shares authorized; no non-redeemable shares issued or outstanding as of June 30, 2023 and December 31, 2022	—	—
Class B common stock, $0.0001 par value; 5,000,000 shares authorized; 1,579,750 shares issued and outstanding as of June 30, 2023 and December 31, 2022	158	158
Additional paid-in capital	—	—
Accumulated deficit	(4,408,638)	(5,178,213)

Total shareholders’ deficit	(4,408,480)	(5,178,055)

Total Liabilities and Shareholders’ Deficit	$66,034,623	$65,507,954

The accompanying notes are an integral part of these unaudited condensed financial statements.

DMY SQUARED TECHNOLOGY GROUP, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended	For the period from February 15, 2022 (inception)
	2023	2022	June 30, 2023	through June 30, 2022
General and administrative expenses	$211,272	$—	$741,507	$41,000
Corporate tax expenses	40,537	—	120,220	—

Loss from operations	(251,809)	—	(861,727)	(41,000)

Other income:
Interest income on operating account	8	—	43	—
Interest income from investments held in Trust Account	668,589	—	1,352,799	—
Change in fair value of derivative warrant liabilities	906,620	—	1,511,040	—

Total other income	1,575,217	—	2,863,882	—

Net income (loss) before provision for income taxes	1,323,408	—	2,002,155	(41,000)
Provision for income taxes	132,080	—	283,835	—

Net income (loss)	$1,191,328	$—	$1,718,320	$(41,000)

Weighted average shares outstanding of Class A common stock, basic and diluted	6,319,000	—	6,319,000	—

Basic and diluted net income per share, Class A common stock	$0.15	$—	$0.22	$—

Weighted average shares outstanding of Class B common stock, basic and diluted	1,579,750	1,500,000	1,579,750	1,500,000

Basic and diluted net income (loss) per share, Class B common stock	$0.15	$—	$0.22	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DMY SQUARED TECHNOLOGY GROUP, INC.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ D
EFICIT

	For the three and six months ended June 30, 2023
					Total
	Class B Common Stock		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	1,579,750	$158	$—	$(5,178,213)	$(5,178,055)
Accretion for Class A common stock to redemption amount	—	—	—	(452,772)	(452,772)
Net income	—	—	—	526,992	526,992

Balance - March 31, 2023 (unaudited)	1,579,750	158	—	(5,103,993)	(5,103,835)
Accretion for Class A common stock to redemption amount	—	—	—	(495,973)	(495,973)
Net income	—	—	—	1,191,328	1,191,328

Balance - June 30, 2023 (unaudited)	1,579,750	$158	$—	$(4,408,638)	$(4,408,480)

	For the three months ended June 30, 2022 and for the period from February 15, 2022 (inception) through June 30, 2022
					Total
	Class B Common Stock		Additional Paid-In	Accumulated	Shareholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance - February 15, 2022 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)(2)	1,725,000	173	24,827	—	25,000
Net loss	—	—	—	(41,000)	(41,000)

Balance - March 31, 2022 (unaudited)	1,725,000	173	24,827	(41,000)	(16,000)
Net loss	—	—	—	—	—

Balance - June 30, 2022 (unaudited)	1,725,000	$173	$24,827	$(41,000)	$(16,000)

(1)
This number includes up to 225,000 Founder Shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter. The underwriter partially exercised its over-allotment option on October 11, 2022 and waived the remainder of its over-allotment option. Accordingly, the Sponsor forfeited 145,250
Founder Shares on October 11, 2022 (Note 4).

(2)
Shares and the associated amounts have been retroactively restated to reflect (i) the surrender of
718,750 shares of Class B common stock for no consideration on September 8, 2022; and (ii) the surrender of 431,250 shares of Class B common stock for no consideration on September 29, 2022; resulting in a decrease in the total number of Class B common stock outstanding to 1,725,000 shares (Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

DMY SQUARED TECHNOLOGY GROUP, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the six months ended June 30, 2023	For the period from February 15, 2022 (inception) through June 30, 2022
Cash Flows from Operating Activities:
Net income (loss)	$1,718,320	$(41,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income from investments held in Trust Account	(1,352,799)
Change in fair value of derivative warrant liabilities	(1,511,040)
General and administrative expenses paid by related party under promissory note	—	41,000
Changes in operating assets and liabilities:
Prepaid expenses	283,597	—
Accounts payable	152,741	—
Accrued expenses	8,781	—
Corporate tax payable	(74,780)	—
Income tax payable	174,835	—

Net cash used in operating activities	(600,345)	—

Cash Flows from Investing Activities:
Withdrawal from Trust Account to pay for taxes	304,000	—

Net cash provided by investing activities	304,000	—

Cash Flows from Financing Activities:
Advances from related parties	57,812	—
Proceeds from issuance of Class B common stock to Sponsor	—	25,000

Net cash provided by financing activities	57,812	25,000

Net change in cash	(238,533)	25,000
Cash - Beginning of the period	238,539	—

Cash - End of the period	$6	$25,000

Supplemental disclosure of noncash activities:
Accounts payable paid by related party	$34,320	$—
Offering costs paid by related party under promissory note	$—	$28,600
Offering costs included in accounts payable	$—	$34,561
Offering costs included in accrued expenses	$—	$250,000
Supplemental cashflow information:
Cash paid for income taxes	$109,000	$—
The accompanying notes are an integral part of these unaudited condensed financial statements.

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
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
As of June 30, 2023, the Company had not commenced any operations. All activity for the period from February 15, 2022 (inception) through June 30, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest.
The Company
generates non-operating income
from the proceeds derived from the Initial Public Offering. The Company’s sponsor is dMY Squared Sponsor, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on September 29, 2022. On October 4, 2022, the Company consummated its Initial Public Offering of 6,000,000 units (the “units” and, with respect to the Class A common stock included in the units offered, the “Public Shares”), at $10.00 per unit, generating gross proceeds of $60.0 million, and incurring offering costs of approximately $3.7 million, of which $2.1 million and approximately $26,000 were for deferred underwriting commissions (see Note 5) and offering costs allocated to derivate warrant liabilities, respectively. On October 7, 2022, the underwriter exercised its over-allotment option in part, and on October 11, 2022, the underwriter purchased 319,000 additional units (the “
Over-Allotment Units
”), generating gross proceeds of approximately $3.2 million (the “Partial Over-Allotment”). The underwriter waived the remainder of its over-allotment option. The Company incurred additional offering costs of approximately $156,000 in connection with the Partial Over-Allotment (of which approximately $112,000 was for deferred underwriting fees).
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 2,840,000 warrants (the “Initial
P
rivate
P
lacement
W
arrants”), at a price of $1.00 per Initial
P
rivate
P
lacement
W
arrant to the Sponsor, generating proceeds of approximately $2.8 million (see Note 4). On October 11, 2022, simultaneously with the issuance and sale of the
O
ver-
A
llotment
U
nits, the Company consummated the sale of an additional 44,660 private placement warrants at $1.00 per private placement warrant (the “Additional
P
rivate
P
lacement
W
arrants”, and together with the Initial
P
rivate
P
lacement
W
arrants, the “
P
rivate
P
lacement
W
arrants”), generating additional gross proceeds of approximately $45,000.
In addition, concurrently with the closing of the Initial Public Offering, the Sponsor extended an overfunding loan to the Company in an amount of $900,000 at no interest (the “Initial Overfunding Loan”) to deposit in the Trust Account (as defined below). On October 11, 2022, simultaneously with the sale of the
O
ver-
A
llotment
U
nits, the Sponsor extended a further overfunding loan to the Company in an aggregate amount of $47,850 (
the “Additional Overfunding Loan”, and together with the Initial Overfunding Loan, the “Overfunding Loans”) to deposit in the Trust Account.
Upon the closing of the Initial Public Offering, the Partial Over-Allotment, the Private Placement and the Overfunding Loans, approximately $64.1 million ($10.15 per unit)
of the net proceeds of the sale of the units and the Private Placement Warrants and the proceeds from the Overfunding Loans were placed in a trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and was invested in United States government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185
days or less or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023

initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and excluding the deferred underwriting commissions and taxes payable on the interest earned on the funds held in the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.
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
These Public Shares are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Articles of Organization (the “Articles”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the Initial Shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
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

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023

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
The Initial Shareholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriter agreed to waive its rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $
10.15. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.15 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.15 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023

Going Concern Consideration
As of June 30, 2023, the Company had de minimis cash and working capital deficit of approximately $724,000 (including tax obligations of approximately $342,000 that may be paid using investment income earned in the
Trust Account). Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.
Prior to the consummation of the Initial Public Offering, the Company’s liquidity needs were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4) and a loan under the Note (as defined in Note 4) in the amount of approximately $145,000. The Company fully repaid the Note balance on October 4, 2022. The Note was no longer available to the Company after closing of its Initial Public Offering. Subsequent to the closing of the Initial Public Offering and the Partial Over-Allotment on October 4, 2022 and October 11, 2022, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account and advances from related parties totaling approximately $92,000 received in June 2023.
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company funds as needed under Working Capital Loans (see Note 4). The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. As of June 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.
In connection with the management’s assessment of going concern considerations in accordance with FASB Accounting Standards Update
(“ASU”) 2014-15, “Disclosure
of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company’s management has determined that the liquidity condition, mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about its ability to continue as a going concern through the earlier of the liquidation date or the completion of the initial Business Combination. There is no assurance that the Company’s plans to consummate the initial Business Combination will be successful or successful within the Combination Period. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.
Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax on a redemption of Class A common stock or other stock of the Company in connection

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023

with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the excise tax, (ii) the fair market value of the redemption treated as a repurchase of stock in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any private investment in public equity (PIPE) financing or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a redemption treated as a repurchase of stock) and (iv) the content of regulations and other guidance from the Treasury. As noted above, the excise tax would be payable by the Company and not by the redeeming holder. The imposition of the excise tax could cause a reduction in the cash available on hand to complete a Business Combination or for effecting
redemptions and may affect the Company’s ability to complete a Business Combination.
On December 27, 2022, the Treasury and Internal Revenue Service issued a Notice
2023-2
(“Notice”), which provided interim guidance regarding the application of the corporate stock repurchase excise tax until the issuance of proposed regulations. The Notice excluded the distributions upon complete liquidation of a corporation from the base of the excise tax. The Notice also excludes from the scope of the excise tax any distribution made during the taxable year in which a corporation fully liquidates and dissolves, even if a distribution precedes the formal decision to liquidate. Although such Notice clarifies certain aspects of the excise tax, the interpretation and operation of other aspects of the excise tax remain unclear, and such interim operating rules are subject to change.
Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, Article 8 and Article 10 of
Regulation S-X. Accordingly,
certain disclosures normally included in financial statements have been condensed or omitted from these unaudited condensed financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any future period.
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

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2023 and December 31, 2022.
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, other than for the Overfunding Loan to the Sponsor, which qualifies as financial instruments under FASB ASC Topic 820, “Fair Value Measurement”, approximates the carrying amounts represented in the condensed balance sheets, either because of the short-term nature of the instruments or because the instrument is recognized at fair value.
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

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023

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
The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognized the warrant instruments as liabilities at fair value and will adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at
each balance sheet date until exercised, and any change in fair value will be recognized in the statement of operations. The fair value of the Public Warrants and Private Placement Warrants were initially measured at fair value using the Black-Scholes model and the Monte Carlo simulation model, respectively. Beginning in December 2022, the fair value of Public Warrants has been measured based on the listed market price of such Public Warrants. The estimated fair value of the Private Placement Warrants was subsequently determined using Monte Carlo simulation method with Level 3 inputs. The determination of the fair value of the derivative warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly.
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
JUNE 30, 2023

Class A Common Stock Subject to Possible Redemption
As discussed in Note 1, all of the 6,319,000
shares of Class A common stock sold as parts of the units in the Initial Public Offering contain a redemption feature. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Therefore, the carrying value of all Class A ordinary shares has been classified outside of permanent equity. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares of Class A common stock resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
As of June 30, 2023 and December 31, 2022, the amounts of Class A common stock reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds	$63,190,000
Less:
Proceeds allocated to Public Warrants	(379,140)
Class A shares issuance costs	(3,802,072)
Plus:
Accretion of carrying value to redemption value	5,353,286

Class A common stock subject to possible redemption - December 31, 2022	64,362,074
Plus:
Accretion of carrying value to redemption value	452,772

Class A common stock subject to possible redemption - March 31, 2023	64,814,846
Plus:
Accretion of carrying value to redemption value	495,973

Class A common stock subject to possible redemption - June 30, 2023	$65,310,819

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
The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share of common stock for each class of common stock:

	For the three months ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net income	$953,062	$238,266	$—	$—
Denominator:
Basic and diluted weighted average common shares outstanding	6,319,000	1,579,750	—	1,500,000

Basic and diluted net income per common share	$0.15	$0.15	$—	$—

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023

	For the six months ended June 30, 2023		For the period from February 15, 2022 (inception) through June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share:
Numerator:
Allocation of net income (loss)	$1,374,656	$343,664	$—	$(41,000)
Denominator:
Basic and diluted weighted average common shares outstanding	6,319,000	1,579,750	—	1,500,000

Basic and diluted net income (loss) per common share	$0.22	$0.22	$—	$(0.03)

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2023 and December 31, 2022, the Company had gross deferred tax assets of approximately $156,000 and $196,000, respectively, which were presented net of a full valuation allowance.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2023 and December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.
Recent Accounting Pronouncements
In June 2022, the FASB issued
ASU 2022-03, ASC
Subtopic 820, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023

adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements. Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
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
Each unit consists of one share of Class A common stock, and one-half
of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).
Note 4—Related Party Transactions
Founder Shares
On March 16, 2022, the Sponsor purchased 2,875,000 shares of the Company’s Class B common stock, par value $0.0001 per share (the “Founder Shares”) for an aggregate purchase price of $25,000. On September 8, 2022 and September 29, 2022, the Sponsor surrendered to the Company 718,750 and 431,250 Founder Shares, respectively, in each case for no consideration, resulting in the Sponsor owning 1,725,000 Founder Shares. The Initial Shareholders agreed to forfeit up to 225,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriter, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriter partially exercised its over-allotment option on October 11, 2022 and waived the remainder of its over-allotment option. Accordingly, the Sponsor forfeited 145,250 Founder Shares on October 11, 2022.
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
Private Placement Warrants
Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 2,840,000 Initial
P
rivate
P
lacement
W
arrants, at a price of $1.00 per Initial
P
rivate
P
lacement
W
arrant, generating proceeds of approximately $2.8 million. On October 11, 2022, simultaneously with the issuance and sale of the
O
ver-
A
llotment
U
nits, the Company consummated the sale of 44,660 Additional
P
rivate
P
lacement
W
arrants at $1.00 per Additional
P
rivate
P
lacement
W
arrant, generating additional gross proceeds of approximately $45,000.

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023

Each Private Placement Warrant
is exercisable for one whole share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. Except as set forth below, the Private Placement Warrants will be non-redeemable for cash and exercisable on a cashless basis so long as they are held by the Sponsor or their permitted transferees. The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.
Related Party Loans
Promissory Note and Advances from Related Parties
On March 3, 2022, the Sponsor agreed to loan the Company an aggregate amount of up to $200,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing
and payable on the date on which the Company consummated the Initial Public Offering. The Company borrowed approximately $145,000 under the Note and subsequently fully repaid the Note balance on October 4, 2022. The Note was no longer available to the Company after closing of its Initial Public Offering.
In June 2023, one of the Company’s officers advanced approximately $92,000 to the Company. The advance is fully outstanding and due on demand.
Overfunding Loans
Simultaneously with the closing of the Initial Public Offering, the Sponsor extended the Overfunding Loan to the Company in an aggregate amount of $900,000. On October 11, 2022, simultaneously with the sale of the
O
ver-
A
llotment
U
nits, the Sponsor extended the Additional Overfunding Loan to the Company in an amount of $47,850, for an aggregate outstanding principal amount of $947,850 to be deposited in the Trust Account. Upon the closing of the initial Business Combination, the Overfunding Loans will be repaid or converted into shares of Class A common stock at a conversion price of $10.00 per share of Class A common stock (or a combination of both), at the Sponsor’s discretion, provided that any such conversion may not occur until after the 60th day following the effective date of the registration statement of which the prospectus in connection with the Initial Public Offering forms a part. If the Company does not complete an initial Business Combination, it will not repay the Overfunding Loans from amounts held in the Trust Account, and its proceeds will be distributed to the Public Shareholders; however, the Company may repay the Overfunding Loans if there are funds available outside the Trust Account to do so.
Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the
P
rivate
P
lacement
W
arrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023

Extension Loans
As described in Note 1, if the Company extends the time it has to consummate the initial Business Combination to up

to
 21 months from the closing of the Initial Public Offering, the Sponsor or its affiliates or designees will be required to extend Extension Loans to the Company in an amount of $0.10 per share of Class A common stock, or $631,900 in the aggregate for each extension, in each case to be deposited in the Trust Account. The Extension Loans will be non-interest bearing
and payable upon the consummation of the initial Business Combination. If the Company completes its initial Business Combination, it would repay such Extension Loans out of the proceeds of the Trust Account released to the Company. Such Extension Loans may be converted into warrants of the post Business Combination entity, identical to the
P
rivate
P
lacement
W
arrants, at a price of $1.00 per warrant at the option of the lender. If the Company does not complete a Business Combination, it will not repay such loans. As of June 30, 2023 and December 31, 2022, the Company had no borrowings under the Extension Loans.
Administrative Services Agreement
On October 4, 2022, the Company entered into an agreement pursuant to which it agreed to pay the Sponsor $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company recorded $30,000 and $60,000 in connection with such fees during the three and six months ended June 30, 2023 in the accompanying unaudited condensed statements of operations, respectively. The Company prepaid $150,000 in connection with such fees and had an unused balance of $50,000 in prepaid expenses recorded in the accompanying condensed balance sheets as of December 31, 2022. As of June 30, 2023, the Company recorded an outstanding balance of $10,000 in connection with such fees in accrued expenses in the accompanying condensed balance sheets.
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

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023

Note 6—Derivative Warrant Liabilities
As of June 30, 2023 and December 31, 2022, the Company had an aggregate of 6,044,160 warrants outstanding, comprised of 3,159,500 Public Warrants and 2,884,660
P
rivate
P
lacement
W
arrants. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. If a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
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

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023

Redemption of Public Warrants when the price per share of Class
 A common stock equals or exceed
s $18.00
.

Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants for cash:

•	in whole and not in part;

•	at a price of $0.01 per Public Warrant;

•	upon a minimum of 30 days’ prior written notice of redemption, referred to as the 30-day redemption period; and

•
if, and only if, the closing price of the Class A common stock equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day
period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

Redemption of Public Warrants when the price per share of Class
 A common stock equals or exceed
s $10.00.

Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants:

•	in whole and not in part;

•
at $0.10 per
Public Warrant upon a minimu
m of 30 days’ prior
written notice of redemption provided that holders will be able to exercise their Public Warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A common stock; and

•
if, and only if, the closing price of Class A common stock equals or exceeds $10.00 per Public Share (as adjusted) for any 20 trading days within the 30-trading
day period ending three trading days before the Company sends notice of redemption to the warrant holders.

The “fair market value” of Class A common stock shall mean the volume weighted average price of Class A common stock during the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. In no event will the Public Warrants be exercisable in connection with this redemption feature for more than 0.361 shares of Class A common stock per
Public
W
arrant (subject to adjustment).
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
Note 7—Shareholders’ Deficit
Preferred Stock
—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
—The Company is authorized to issue 35,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 6,319,000 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity on the condensed balance sheets.
Class
 B Common Stock
—The Company is authorized to issue 5,000,000 shares of Class B common stock with a par value of $0.0001 per share. On March 16, 2022, the Company issued 1,725,000 shares of Class B common stock issued and outstanding, which amount has been retroactively restated to reflect the share surrenders on September 8, 2022 and September 29, 2022 as discussed in Note 4. Of these, up to 225,000 shares of
Class B common stock were subject to forfeiture to the Company by the Initial Shareholders for no consideration to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. The underwriter partially exercised its over-allotment option on October 11, 2022 and waived the remainder of its over-allotment option. Accordingly, the Sponsor forfeited 145,250 Founder Shares on October 11, 2022. As of June 30, 2023 and December 31, 2022, there were 1,579,750 shares of Class B common stock issued and outstanding.

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023

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
The Class B common stock will automatically convert into shares of Class A common stock concurrently with or immediately following the consummation of the initial Business Combination on a one-for-one basis,
subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of shares of Class A common stock issuable upon conversion of all Class B common stock will equal, in the aggregate, on an as-converted
basis, 20% of the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by Public Shareholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial Business Combination and any
P
rivate
P
lacement
W
arrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans and Extension Loans and any shares of Class A common stock issued to the Sponsor upon conversion of the Overfunding Loans. In no event will the conversion of Class B common stock occur on a less than one-for-one basis.
Note 8 — Fair Value Measurements
The following tables present information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, by level within the fair value hierarchy:
June 30, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$65,752,742	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$505,520	$—	$—
Derivative warrant liabilities - Private Warrants	$—	$—	$461,550
December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$64,703,943	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$1,295,400	$—	$—
Derivative warrant liabilities - Private Warrants	$—	$—	$1,182,710

(1)	Includes $570 and $1,663 of cash balance held within the Trust Account as of June 30, 2023 and December 31, 2022, respectively.

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023

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
The fair value of the Public Warrants and the Private Placement Warrants was initially measured using Black-Scholes option pricing model and Monte-Carlo simulation method, respectively. Beginning in December 2022, the fair value of Public Warrants has been measured based on the listed market price of such Public Warrants. The estimated fair value of the Private Placement Warrants was determined using Monte Carlo simulation method with
Level 3 inputs as of June 30, 2023 and December 31, 2022. Inherent in a Black-Scholes option pricing model and a Monte-Carlo simulation method are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S.
Treasury zero-coupon yield
curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement date at June 30, 2023 and December 31, 2022:

	As of June 30, 2023	As of December 31, 2022
Exercise price	$11.50	$11.50
Stock price	$10.27	$10.05
Volatility	5.2%	4.9%
Risk-free rate	4.0%	3.90%
Dividend yield	0.0%	0.0%
The changes in the Level 3 fair value of the derivative warrant liabilities for the three and six months ended June 30, 2023 are summarized as follows. There were no derivative warrant liabilities for the period from February 15, 2022 (inception) through June 30, 2022.

Balance as of December 31, 2022 - Level 3	$1,182,710
Change in fair value of derivative warrant liabilities - Private Warrants	(288,470)

Balance as of March 31, 2023 - Level 3	894,240
Change in fair value of derivative warrant liabilities - Private Warrants	(432,690)

Balance as of June 30, 2023 - Level 3	$461,550

Note 9 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to dMY Squared Technology Group, Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 30, 2023. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

Our company, dMY Squared Technology Group, Inc., is a blank check company incorporated in Massachusetts. We were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies. As of June 30, 2023, we had not commenced any operations. All activity for the period from February 15, 2022 (inception) through June 30, 2023 relates to our formation and the initial public offering (the “Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income from the proceeds derived from the Initial Public Offering.

Our sponsor is dMY Squared Sponsor, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our Initial Public Offering was declared effective on September 29, 2022. On October 4, 2022, we consummated our Initial Public Offering of 6,000,000 units (the “units” and, with respect to the Class A Common stock included in the units offered, the “Public Shares”), at $10.00 per unit, generating gross proceeds of $60.0 million, and incurring offering costs of approximately $3.7 million, of which $2.1 million and approximately $26,000 was for deferred underwriting commissions and offering costs allocated to derivate warrant liabilities, respectively. On October 7, 2022, the underwriter exercised its over-allotment option in part, and on October 11, 2022, the underwriter purchased 319,000 additional units (the “Over-Allotment Units”), generating gross proceeds of approximately $3.2 million (the “Partial Over-Allotment”). The underwriter waived the remainder of its over-allotment option. We incurred additional offering costs of approximately $156,000 in connection with the Partial Over-Allotment (of which approximately $112,000 was for deferred underwriting fees).

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

In addition, concurrently with the closing of the Initial Public Offering, our Sponsor extended an overfunding loan to the Company in the amount of $900,000 at no interest (the “Initial Overfunding Loan”), to be deposited in the Trust Account (as defined below). On October 11, 2022, simultaneously with the sale of the Over-Allotment Units, our Sponsor extended a further overfunding loan to the Company in an aggregate amount of $47,850 (the “Additional Overfunding Loan” and, together with the Initial Overfunding Loan, the “Overfunding Loans”), to deposit in the Trust Account.

Upon the closing of the Initial Public Offering, the Partial Over-Allotment, the Private Placement and the Overfunding Loans, approximately $64.1 million ($10.15 per unit) of the net proceeds of the sale of the units and the Private Placement Warrants and the proceeds from the Overfunding Loans were placed in a trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and was invested in United States government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that we will be able to complete a Business Combination successfully. We must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and excluding the deferred underwriting commissions and taxes payable on the interest earned on the funds held in the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, we will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

We provide the holders of our Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholders’ meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a Business Combination or conduct a tender offer will be made by us, solely in our discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially at $10.15 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter.

We have 15 months from the closing of the Initial Public Offering to consummate an initial Business Combination. If we anticipate that we may not be able to consummate the initial Business Combination within 15 months from the consummation of the Initial Public Offering, we may, by resolution of our board of directors if requested by our Sponsor, extend the period of time we will have to consummate an initial Business Combination up to two times by an additional three-month period each time (for a total of up to 21 months from the closing of the Initial Public Offering; provided, however, that the second three-month period extension may only occur if the execution of a definitive agreement in connection with an initial Business Combination has been announced prior to such extension), subject to our Sponsor or its affiliates or designees depositing additional funds into the Trust Account in an amount of $0.10 per share of Class A common stock, or $631,900 for each extension. Any such payments would be made in the form of non-interest bearing extension loans (the “Extension Loans”). The Public Shareholders will not be entitled to vote on or redeem their shares in connection with any such extension.

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

Going Concern Consideration

As of June 30, 2023, we had de minimis cash and working capital deficit of approximately $724,000 (including tax obligations of approximately $342,000 that may be paid using investment income earned in the Trust Account). Further, we have incurred and expects to continue to incur significant costs in pursuit of our acquisition plans.

Prior to the consummation of the Initial Public Offering, our liquidity needs were satisfied through the payment of $25,000 from our Sponsor to purchase Founder Shares and a loan under the Note in the amount of approximately $145,000. We fully repaid the Note balance on October 4, 2022. The Note was no longer available to us after closing of the Initial Public Offering. Subsequent to the closing of the Initial Public Offering and the Partial Over-Allotment on October 4, 2022 and October 11, 2022, our liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account and advances from related parties totaling approximately $92,000 received in June 2023.

In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us funds as needed under Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. As of June 30, 2023 and December 31, 2022, we had no borrowings under the Working Capital Loans.

In connection with our management’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” our management has determined that the liquidity condition, mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern through the earlier of the liquidation date or the completion of the initial Business Combination. There is no assurance that our plans to consummate the initial Business Combination will be successful or successful within the Combination Period. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax on a redemption of Class A common stock or other stock of the Company in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the excise tax, (ii) the fair market value of the redemption treated as a repurchase of stock in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any private investment in public equity (PIPE) financing or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a redemption treated as a repurchase of stock) and (iv) the content of regulations and other guidance from the Treasury. As noted above, the excise tax would be payable by the Company and not by the redeeming holder. The imposition of the excise tax could cause a reduction in the cash available on hand to complete a Business Combination or for effecting redemptions and may affect the Company’s ability to complete a Business Combination.

On December 27, 2022, the Treasury and Internal Revenue Service issued a Notice 2023-2 (“Notice”), which provided interim guidance regarding the application of the corporate stock repurchase excise tax until the issuance of proposed regulations. The Notice excluded the distributions upon complete liquidation of a corporation from the base of the excise tax. The Notice also excludes from the scope of the excise tax any distribution made during the taxable year in which a corporation fully liquidates and dissolves, even if a distribution precedes the formal decision to liquidate. Although such Notice clarifies certain aspects of the excise tax, the interpretation and operation of other aspects of the excise tax remain unclear, and such interim operating rules are subject to change.

Results of Operations

Our entire activity from February 15, 2022 (inception) through June 30, 2023 is related to our formation and the preparation for our Initial Public Offering, and since the closing of our Initial Public Offering, the search for a prospective initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of investment income from the Trust Account. We will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our derivative liabilities at each reporting period.

For the three months ended June 30, 2023, we had net income of approximately $1.2 million, which consisted of approximately $907,000 of the change in fair value of the derivative warrant liabilities and approximately $669,000 of interest income from operating account and investments held in Trust Account, partially offset by approximately $211,000 of general and administrative expenses (of which $30,000 was for administrative expenses paid to our Sponsor), approximately $40,000 of corporate tax expense, and approximately $132,000 in income tax expense.

For the six months ended June 30, 2023, we had net income of approximately $1.7 million, which consisted of approximately $1.5 million of the change in fair value of the derivative warrant liabilities and approximately $1.4 million of interest income from operating account and investments held in Trust Account, partially offset by approximately $742,000 of general and administrative expenses (of which $60,000 was for administrative expenses paid to our Sponsor), approximately $120,000 of corporate tax expense, and approximately $284,000 in income tax expense.

For the period from February 15, 2022 (inception) through June 30, 2022, we had net loss of $41,000, which consisted solely of general and administrative expenses. We did not have any activities during the three months ended June 30, 2022.

Contractual Obligations

Administrative Services Agreement

On October 4, 2022, we entered into an agreement pursuant to which we agreed to pay our Sponsor $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or our liquidation, we will cease paying these monthly fees. We recorded $30,000 and $60,000 in connection with such fees during the three and six months ended June 30, 2023 in the accompanying unaudited condensed statements of operations, respectively. We prepaid $150,000 in connection with such fees and had an unused balance of $50,000 in prepaid expenses recorded in the accompanying condensed balance sheets as of December 31, 2022. As of June 30, 2023, we recorded an outstanding balance of $10,000 in connection with such fees in accrued expenses in the accompanying condensed balance sheets.

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

Overfunding Loans

Simultaneously with the closing of the Initial Public Offering, the Sponsor extended the Overfunding Loan to the Company in an aggregate amount of $900,000. On October 11, 2022, simultaneously with the sale of the Over-Allotment Units, the Sponsor extended the Additional Overfunding Loan to the Company in an amount of $47,850, for an aggregate outstanding principal amount of $947,850 to be deposited in the Trust Account. Upon the closing of the initial Business Combination, the Overfunding Loans will be repaid or converted into shares of Class A common stock at a conversion price of $10.00 per share of Class A common stock (or a combination of both), at the Sponsor’s discretion, provided that any such conversion may not occur until after the 60th day following the effective date of the registration statement of which the prospectus in connection with the Initial Public Offering forms a part. If the Company does not complete an initial Business Combination, it will not repay the Overfunding Loans from amounts held in the Trust Account, and its proceeds will be distributed to the Public Shareholders; however, the Company may repay the Overfunding Loans if there are funds available outside the Trust Account to do so.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2023, we did not have any off-balance sheet arrangements as defined in Regulation S-K and did not have any commitments or contractual obligations.

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

As an “emerging growth company”, we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, of our disclosure controls and procedures as of June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 14, 2023, our board of directors ratified the appointment of Harry L. You to serve as our Chief Financial Officer, which role he has held since the date of our incorporation, February 15, 2022.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of August, 2023.

DMY SQUARED TECHNOLOGY GROUP, INC.

By:	/s/ Niccolo de Masi
Name:	Niccolo de Masi
Title:	Chief Executive Officer

By:	/s/ Harry L. You
Name:	Harry L. You
Title:	Chief Financial Officer