Form 10-Q
period 2023-09-30
dMY Squared Technology Group, Inc.
filed 2023-11-14
CIK 1915380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-half of one redeemable warrant	DMYY.U	NYSE America n
Class A common stock, par value $0.0001 per share	DMYY	NYSE American
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock, each at an exercise price of $11.50 per share	DMYY.WS	NYSE American
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
of the Exchange Act). Yes ☒ No ☐
As of November 14, 2023, 6,319,000 shares of Class A common stock, par value $0.0001 per share, and 1,579,750 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

DMY SQUARED TECHNOLOGY GROUP, INC.

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheets as of September 30, 2023 (unaudited) and December 31, 2022	1

	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2023, for the Three Months Ended September 30, 2022, and for the Period from February 15, 2022 (inception) through September 30, 2022	2

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2023, for the Three Months Ended September 30, 2022, and for the Period from February 15, 2022 (inception) through September 30, 2022	3

	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2023 and for the Period from February 15, 2022 (inception) through September 30, 2022	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	27
SIGNATURE		29

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
DMY SQUARED TECHNOLOGY GROUP, INC.
CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(unaudited)
Assets:
Current assets:
Cash	$9	$238,539
Prepaid expenses	316,008	565,472

Total current assets	316,017	804,011
Investments held in Trust Account	66,625,243	64,703,943

Total Assets	$66,941,260	$65,507,954

Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$302,506	$170,837
Accrued expenses	362,767	273,619
Advances from related parties	172,627	—
Corporate tax payable	116,815	155,655
Income tax payable	486,595	86,214

Total current liabilities	1,441,310	686,325
Overfunding loans	947,850	947,850
Derivative warrant liabilities	1,511,050	2,478,110
Deferred underwriting commissions	2,211,650	2,211,650

Total Liabilities	6,111,860	6,323,935

Commitments and Contingencies
Class A common stock, $ 0.0001 par value; 35,000,000 shares authorized; 6,319,000 shares subject to possible redemption at approximately $10.43 and $10.19 per share as of September 30, 2023 and December 31, 2022, respectively	65,921,833	64,362,074
Shareholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2023 and December 31, 2022	—	—
Class A common stock, $ 0.0001 par value; 35,000,000 shares authorized; no non-redeemable shares issued or outstanding as of September 30, 2023 and December 31, 2022	—	—
Class B common stock, $ 0.0001 par value; 5,000,000 shares authorized; 1,579,750 shares issued and outstanding as of September 30, 2023 and December 31, 2022	158	158
Additional paid-in capital	—	—
Accumulated deficit	(5,092,591)	(5,178,213)

Total shareholders’ deficit	(5,092,433)	(5,178,055)

Total Liabilities and Shareholders’ Deficit	$66,941,260	$65,507,954

The accompanying notes are an integral part of these unaudited condensed financial statements.

DMY SQUARED TECHNOLOGY GROUP, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

				For the period from February 15, 2022 (inception)
	For the three months ended September 30,		For the nine months ended September 30, 2023
	2023	2022		through September 30, 2022
General and administrative expenses	$240,703	$2,914	$982,210	$43,914
Corporate tax expenses	—	—	120,220	—

Loss from operations	(240,703)	(2,914)	(1,102,430)	(43,914)

Other income (expenses):
Interest income on operating account	3	—	46	—
Interest income from investments held in Trust Account	872,501	—	2,225,300	—
Change in fair value of derivative warrant liabilities	(543,980)	—	967,060	—

Total other income (expenses)	328,524	—	3,192,406	—

Net income (loss) before provision for income taxes	87,821	(2,914)	2,089,976	(43,914)
Provision for income taxes	160,760	—	444,595	—

Net income (loss)	$(72,939)	$(2,914)	$1,645,381	$(43,914)

Weighted average shares outstanding of Class A common stock, basic and diluted	6,319,000	—	6,319,000	—

Basic and diluted net income (loss) per share, Class A common stock	$(0.01)	$—	$0.21	$—

Weighted average shares outstanding of Class B common stock, basic and diluted	1,579,750	1,500,000	1,579,750	1,500,000

Basic and diluted net income (loss) per share, Class B common stock	$(0.01)	$(0.00)	$0.21	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DMY SQUARED TECHNOLOGY GROUP, INC.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the three and nine months ended September 30, 2023
	Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’
	Shares	Amount			Deficit

Balance—December 31, 2022	1,579,750	$158	$—	$(5,178,213)	$(5,178,055)
Accretion for Class A common stock to redemption amount	—	—	—	(452,772)	(452,772)
Net income	—	—	—	526,992	526,992

Balance—March 31, 2023 (unaudited)	1,579,750	$158	$—	$(5,103,993)	$(5,103,835)
Accretion for Class A common stock to redemption amount	—	—	—	(495,973)	(495,973)
Net income	—	—	—	1,191,328	1,191,328

Balance—June 30, 2023 (unaudited)	1,579,750	$158	$—	$(4,408,638)	$(4,408,480)
Accretion for Class A common stock to redemption amount	—	—	—	(611,014)	(611,014)
Net loss	—	—	—	(72,939)	(72,939)

Balance—September 30, 2023 (unaudited)	1,579,750	$158	$—	$(5,092,591)	$(5,092,433)

	For the period from February 15, 2022 (inception) through September 30, 2022
	Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance—February 15, 2022 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)	1,725,000	173	24,827	—	25,000
Net loss	—	—	—	(41,000)	(41,000)

Balance—March 31, 2022 (unaudited)	1,725,000	$173	$24,827	$(41,000)	$(16,000)
Net loss	—	—	—	—	—

Balance—June 30, 2022 (unaudited)	1,725,000	$173	$24,827	$(41,000)	$(16,000)
Net loss	—	—	—	(2,914)	(2,914)

Balance—September 30, 2022 (unaudited)	1,725,000	$173	$24,827	$(43,914)	$(18,914)

(1)
This number includes up to 225,000 Founder Shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter. The underwriter partially exercised its over-allotment option on October 11, 2022 and waived the remainder of its over-allotment option. Accordingly, the Sponsor forfeited 145,250 Founder Shares on October 11, 2022 (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

DMY SQUARED TECHNOLOGY GROUP, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30, 2023	For the period from February 15, 2022 (inception) through September 30, 2022
Cash Flows from Operating Activities:
Net income (loss)	$1,645,381	$(43,914)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Interest income from investments held in Trust Account	(2,225,300)	—
Change in fair value of derivative warrant liabilities	(967,060)	—
General and administrative expenses paid by related party under promissory note	—	41,000
Changes in operating assets and liabilities:
Prepaid expenses	249,464	(26,800)
Accounts payable	165,989	29,193
Accrued expenses	89,148	525
Advances from related parties	80,495	—
Corporate tax payable	(38,840)	—
Income tax payable	400,381	—

Net cash (used in) provided by operating activities	(600,342)	4

Cash Flows from Investing Activities:
Withdrawal from Trust Account to pay for taxes	304,000	—

Net cash provided by investing activities	304,000	—

Cash Flows from Financing Activities:
Proceeds advanced from related parties	57,812	—
Proceeds from note payable—related parties	—	50,000
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Deferred offering costs paid	—	(34,561)

Net cash provided by financing activities	57,812	40,439

Net change in cash	(238,530)	40,443
Cash—Beginning of the period	238,539	—

Cash—End of the period	$9	$40,443

Supplemental disclosure of noncash activities:
Accounts payable paid by related party	$34,320	$—
Offering costs paid by related party under promissory note	$—	$54,345
Offering costs included in accounts payable	$—	$338,845
Offering costs included in accrued expenses	$—	$20,215
Supplemental cash flow information:
Cash paid for income taxes	$109,000	$—
The accompanying notes are an integral part of these unaudited condensed financial statements.

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
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
As of September 30, 2023, the Company had not commenced any operations. All activity for the period from February 15, 2022 (inception) through September 30, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest.
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
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 2,840,000 warrants (the “Initial Private Placement Warrants”), at a price of $1.00 per Initial Private Placement Warrant to the Sponsor, generating proceeds of approximately $2.8 million (see Note 4). On October 11, 2022, simultaneously with the issuance and sale of the Over-Allotment Units, the Company consummated the sale of an additional 44,660 private placement warrants at $1.00 per private placement warrant (the “Additional Private Placement Warrants”, and together with the Initial Private Placement Warrants, the “Private Placement Warrants”), generating additional gross proceeds of approximately $45,000.
In addition, concurrently with the closing of the Initial Public Offering, the Sponsor extended an overfunding loan to the Company in an amount of $900,000 at no interest (the “Initial Overfunding Loan”) to deposit in the Trust Account (as defined below). On October 11, 2022, simultaneously with the sale of the Over-Allotment Units, the Sponsor extended a further overfunding loan to the Company in an aggregate amount of $47,850 (the “Additional Overfunding Loan”, and together with the Initial Overfunding Loan, the “Overfunding Loans”) to deposit in the Trust Account.
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
SEPTEMBER 30, 2023

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
SEPTEMBER 30, 2023

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
Going Concern Consideration
As of September 30, 2023, the Company had de minimis cash and working capital deficit of approximately $1.1 million (including tax obligations of approximately $603,000 that may be paid using investment income earned in the Trust Account). Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.
Prior to the consummation of the Initial Public Offering, the Company’s liquidity needs were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4) and a loan under the Note (as defined in Note 4) in the amount of approximately $145,000. The Company fully repaid the Note balance on

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

October 4, 2022. The Note was no longer available to the Company after closing of its Initial Public Offering. Subsequent to the closing of the Initial Public Offering and the Partial Over-Allotment, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account and advances from related parties totaling approximately $173,000 as of September 30, 2023.
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company funds as needed under Working Capital Loans (see Note 4). The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. As of September 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.
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
SEPTEMBER 30, 2023

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
Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, Article 8 and Article 10 of Regulation S-X. Accordingly, certain
disclosures normally included in financial statements have been condensed or omitted from these unaudited condensed financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any future period.
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

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2023 and December 31, 2022.
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
Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest income from investments held in Trust Account in the accompanying condensed statement
s
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
SEPTEMBER 30, 2023

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
The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognized the warrant instruments as liabilities at fair value and will adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each
balance sheet date until exercised, and any change in fair value will be recognized in the condensed statements of operations. The fair value of the Public Warrants and Private Placement Warrants were initially measured at fair value using the Black-Scholes model and the Monte Carlo simulation model, respectively. Beginning in December 2022, the fair value of Public Warrants has been measured based on the listed market price of such Public Warrants. The estimated fair value of the Private Placement Warrants was subsequently determined using Monte Carlo simulation method with Level 3 inputs. The determination of the fair value of the derivative warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly.
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
SEPTEMBER 30, 2023

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
(to the extent available) and accumulated deficit. As of September 30, 2023 and December 31, 2022, the amounts of Class A common stock reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds	$63,190,000
Less:
Proceeds allocated to Public Warrants	(379,140)
Class A shares issuance costs	(3,802,072)
Plus:
Accretion of carrying value to redemption value	5,353,286

Class A common stock subject to possible redemption - December 31, 2022	64,362,074
Plus:
Accretion of carrying value to redemption value	452,772

Class A common stock subject to possible redemption - March 31, 2023	64,814,846
Plus:
Accretion of carrying value to redemption value	495,973

Class A common stock subject to possible redemption - June 30, 2023	65,310,819
Plus:
Accretion of carrying value to redemption value	611,014

Class A common stock subject to possible redemption - September 30, 2023	$65,921,833

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
The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share of common stock for each class of common stock:

	For the three months ended September 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss	$(58,351)	$(14,588)	$—	$(2,914)
Denominator:
Basic and diluted weighted average common shares outstanding	6,319,000	1,579,750	—	1,500,000

Basic and diluted net loss per common share	$(0.01)	$(0.01)	$—	$(0.00)

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

	For the nine months ended September 30, 2023		For the period from February 15, 2022 (inception) through September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share:
Numerator:
Allocation of net income (loss)	$1,316,305	$329,076	$—	$(43,914)
Denominator:
Basic and diluted weighted average common shares outstanding	6,319,000	1,579,750	—	1,500,000

Basic and diluted net income (loss) per common share	$0.21	$0.21	$—	$(0.03)

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2023 and December 31, 2022, the Company had gross deferred tax assets of approximately $156,000 and $196,000, respectively, which were presented net of a full valuation allowance.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2023 and December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been
subject to income tax examinations by major taxing authorities since inception.
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
SEPTEMBER 30, 2023

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
SEPTEMBER 30, 2023

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
As of September 30, 2023 and December 31, 2022, the Company had outstanding advances balance of approximately $173,000 and
$0, respectively, owed to the Company’s officers for working capital needs, respectively.
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
Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

Extension Loans
As described in Note 1, if the Company extends the time it has to consummate the initial Business Combination to up to 21 months from the closing of the Initial Public Offering, the Sponsor or its affiliates or designees will be required to extend Extension Loans to the Company in an amount of $0.10 per share of Class A common stock, or $631,900 in the aggregate for each extension, in each case to be deposited in the Trust Account. The Extension Loans will be non-interest bearing and
payable upon the consummation of the initial Business Combination. If the Company completes its initial Business Combination, it would repay such Extension Loans out of the proceeds of the Trust Account released to the Company. Such Extension Loans may be converted into warrants of the post Business Combination entity, identical to the Private Placement Warrants, at a price of $1.00 per warrant at the option of the lender. If the Company does not complete a Business Combination, it will not repay such loans. As of September 30, 2023 and December 31, 2022, the Company had no borrowings under the Extension Loans.
Administrative Services Agreement
On October 4, 2022, the Company entered into an agreement pursuant to which it agreed to pay the Sponsor $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company recorded $30,000 and $90,000 in connection with such fees during the three and nine months ended September 30, 2023 in the accompanying unaudited condensed statements of operations, respectively. The Company prepaid $150,000 in connection with such fees and had an unused balance of $50,000 in prepaid expenses recorded in the accompanying condensed balance sheets as of December 31, 2022. As of September 30, 2023, the Company recorded an outstanding balance of $40,000 in connection with such fees in accrued expenses in the accompanying condensed balance sheets.
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

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

Note 6—Derivative Warrant Liabilities
As of September 30, 2023 and December 31, 2022, the Company had an aggregate of 6,044,160 warrants outstanding, comprised of 3,159,500 Public Warrants and 2,884,660 Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. If a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
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
 $18.00.
Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants for cash:

•	in whole and not in part;

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

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

•
at $0.10 per Public Warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their Public Warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A common stock; and

•
if, and only if, the closing price of Class A common stock equals or exceeds $10.00 per Public Share (as adjusted) for any 20 trading days within the 30-trading day
period ending three trading days before the Company sends notice of redemption to the warrant holders.

The “fair market value” of Class A common stock shall mean the volume weighted average price of Class A common stock during the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. In no event will the Public Warrants be exercisable in connection with this redemption feature for more than 0.361 shares of Class A common stock per Public Warrant (subject to adjustment).
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
Note 7—Shareholders’ Deficit
Preferred Stock
—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
—The Company is authorized to issue 35,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were 6,319,000 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity on the condensed balance sheets.
Class
 B Common Stock
—The Company is authorized to issue 5,000,000 shares of Class B common stock with a par value of $0.0001 per share. On March 16, 2022, the Company issued 1,725,000 shares of Class B common stock issued and outstanding, which amount has been retroactively restated to reflect the share surrenders on September 8, 2022 and September 29, 2022 as discussed in Note 4. Of these, up to 225,000 shares of Class B common stock were subject to forfeiture to the Company by the Initial Shareholders for no consideration to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. The underwriter partially exercised its over-allotment option on October 11, 2022 and waived the remainder of its over-allotment option. Accordingly, the Sponsor forfeited 145,250 Founder Shares on October 11, 2022. As of September 30, 2023 and December 31, 2022, there were 1,579,750 shares of Class B common stock issued and outstanding.

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

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
Note 8—Fair Value Measurements
The following tables present information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, by level within the fair value hierarchy:
September 30, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$66,625,243	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$—	$789,880	$—
Derivative warrant liabilities - Private Warrants	$—	$—	$721,170
December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$64,703,943	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$1,295,400	$—	$—
Derivative warrant liabilities - Private Warrants	$—	$—	$1,182,710

(1)	Includes $570 and $1,663 of cash balance held within the Trust Account as of September 30, 2023 and December 31, 2022, respectively.

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in December 2022 when the Public Warrants were separately listed and traded. As of September 30, 2023, the fair value measurement for Public Warrants was transferred to Level 2 measurement due to low trading volume.
Level 1 assets include investments in money market funds or U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The fair value of the Public Warrants and the Private Placement Warrants was initially measured using Black-Scholes option pricing model and Monte Carlo simulation method, respectively. Beginning in December 2022, the fair value of Public Warrants has been measured based on the listed market price of such Public Warrants. The estimated fair value of the Private Placement Warrants was determined using Monte Carlo simulation method with Level 3 inputs as of September 30, 2023 and December 31, 2022. Inherent in a Black-Scholes option pricing model and a Monte Carlo simulation method are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the

U.S. Treasury zero-coupon yield curve

on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement date at September 30, 2023 and December 31, 2022:

	As of September 30, 2023	As of December 31, 2022
Exercise price	$11.50	$11.50
Stock price	$10.45	$10.05
Volatility	5.2%	4.9%
Risk-free rate	4.5%	3.90%
Dividend yield	0.0%	0.0%
The changes in the Level 3 fair value of the derivative warrant liabilities for the three and nine months ended September 30, 2023 are summarized as follows. There were no derivative warrant liabilities for the period from February 15, 2022 (inception) through September 30, 2022.

Balance as of December 31, 2022 - Level 3	$1,182,710
Change in fair value of derivative warrant liabilities - Private Warrants	(288,470)

Balance as of March 31, 2023 - Level 3	894,240
Change in fair value of derivative warrant liabilities - Private Warrants	(432,690)

Balance as of June 30, 2023 - Level 3	461,550
Change in fair value of derivative warrant liabilities - Private Warrants	259,620

Balance as of September 30, 2023 - Level 3	$721,170

Note 9—Subsequent Events
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

Overview

Our company, dMY Squared Technology Group, Inc., is a blank check company incorporated in Massachusetts. We were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies. As of September 30, 2023, we had not commenced any operations. All activity for the period from February 15, 2022 (inception) through September 30, 2023 relates to our formation and the initial public offering (the “Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income from the proceeds derived from the Initial Public Offering.

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

Going Concern Consideration

As of September 30, 2023, we had de minimis cash and working capital deficit of approximately $1.1 million (including tax obligations of approximately $603,000 that may be paid using investment income earned in the Trust Account). Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans.

Prior to the consummation of the Initial Public Offering, our liquidity needs were satisfied through the payment of $25,000 from our Sponsor to purchase Founder Shares and a loan under the Note in the amount of approximately $145,000. We fully repaid the Note balance on October 4, 2022. The Note was no longer available to us after closing of the Initial Public Offering. Subsequent to the closing of the Initial Public Offering and the Partial Over-Allotment, our liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account and advances from related parties totaling approximately $173,000 as of September 30, 2023.

In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us funds as needed under Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. As of September 30, 2023 and December 31, 2022, we had no borrowings under the Working Capital Loans.

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

Results of Operations

Our entire activity from February 15, 2022 (inception) through September 30, 2023 is related to our formation and the preparation for our Initial Public Offering, and since the closing of our Initial Public Offering, the search for a prospective initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of investment income from the Trust Account. We will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our derivative liabilities at each reporting period.

For the three months ended September 30, 2023, we had net loss of approximately $73,000, which consisted of approximately $241,000 of general and administrative expenses (of which $30,000 was for administrative expenses paid to our Sponsor), approximately $161,000 in tax expenses, and approximately $544,000 of the change in fair value of the derivative warrant liabilities, partially offset by approximately $873,000 of interest income from operating account and investments held in Trust Account.

For the nine months ended September 30, 2023, we had net income of approximately $1.6 million, which consisted of approximately $967,000 of the change in fair value of the derivative warrant liabilities and approximately $2.2 million of interest income from operating account and investments held in Trust Account, partially offset by approximately $982,000 of general and administrative expenses (of which $90,000 was for administrative expenses paid to our Sponsor) and approximately $565,000 of tax expenses.

For the three months ended September 30, 2022, we had net loss of approximately $3,000, which consisted solely of general and administrative expenses.

For the period from February 15, 2022 (inception) through September 30, 2022, we had net loss of approximately $44,000, which consisted solely of general and administrative expenses.

Contractual Obligations

Administrative Services Agreement

On October 4, 2022, we entered into an agreement pursuant to which we agreed to pay our Sponsor $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or our liquidation, we will cease paying these monthly fees. We recorded $30,000 and $90,000 in connection with such fees during the three and nine months ended September 30, 2023 in the accompanying unaudited condensed statements of operations, respectively. We prepaid $150,000 in connection with such fees and had an unused balance of $50,000 in prepaid expenses recorded in the accompanying condensed balance sheets as of December 31, 2022. As of September 30, 2023, we recorded an outstanding balance of $40,000 in connection with such fees in accrued expenses in the accompanying condensed balance sheets.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2023, we did not have any off-balance sheet arrangements as defined in Regulation S-K and did not have any commitments or contractual obligations.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, of our disclosure controls and procedures as of September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DMY SQUARED TECHNOLOGY GROUP, INC.

Date: November 14, 2023	By:	/s/ Niccolo de Masi
	Name:	Niccolo de Masi
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Harry L. You
	Name:	Harry L. You
	Title:	Chief Financial Officer
(Principal Financial Officer)