Form 10-K
period 2023-12-31
dMY Squared Technology Group, Inc.
filed 2024-04-01
CIK 1915380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
001-41519

DMY SQUARED TECHNOLOGY GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Massachusetts	88-0748933
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

80 North Town Center Drive, Suite 100 Las Vegas, Nevada	89144
(Address of Principal Executive Offices)	(Zip Code)
(702)
781-4313
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A	DMYY.U	NYSE American
common stock, par value $0.0001 per share, and one-half of one redeemable warrant
Class A Common Stock, par value $0.0001 per share Redeemable Warrants, each whole warrant	DMYY	NYSE American
exercisable for one share of Class A Common Stock at an exercise price of $11.50	DMYY.WS	NYSE American
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §
240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act). Yes ☒ No ☐
The aggregate market value of the voting and
non-voting
common equity held by
non-affiliates
computed by reference to the closing price of Class A common stock reported on NYSE American on June 30, 2023, was approximately $64,896,130.
As of
April 1,,
 2024, 2,338,586 shares of Class A common stock, par value $0.0001 per share, and 1,579,750 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.
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

The forward-looking statements contained in this Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

•	our being a company with no operating history and no revenues;

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of the prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties;

•	changes to the regulatory, legal and tax environment;

•	our financial performance; and

•	the other risks and uncertainties described under the heading “Risk Factors” in this Form 10-K.

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

Risk Factor Summary

•

Our Public Shareholders may not be afforded an opportunity to vote on our initial Business Combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial Business Combination even though a majority of our Public Shareholders do not support such a combination.

•	Your only opportunity to effect your investment decision regarding a potential Business Combination may be limited to the exercise of your right to redeem your Public Shares from us for cash.

•

If we seek shareholder approval of our initial Business Combination, our initial shareholders and management team have agreed to vote in favor of such initial Business Combination, regardless of how our Public Shareholders vote.

•

The ability of our Public Shareholders to redeem their Public Shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target.

•

The ability of our Public Shareholders to exercise redemption rights with respect to a large number of our Public Shares may not allow us to complete the most desirable Business Combination or optimize our capital structure.

•

The ability of our Public Shareholders to exercise redemption rights with respect to a large number of our Public Shares could increase the probability that our initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your Public Shares.

•

The requirement that we complete our initial Business Combination within the Combination Period may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our shareholders.

•

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by events that are outside of our control, such as increased geopolitical unrest, pandemic outbreaks (such as COVID-19), and volatility in the debt and equity markets.

•

We may not be able to complete our initial Business Combination within the Combination Period, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate.

•

If we seek shareholder approval of our initial Business Combination, our Sponsor, directors, executive officers, advisors and their affiliates may elect to purchase Public Shares or Public Warrants from Public Shareholders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our Class A Shares.

•

Our Sponsor may decide not to extend the term we have to consummate our initial Business Combination, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate.

•

Our current life term is on a month-to-month basis and our existence is subject to our board’s sole discretion, as well as contingent on the Sponsor depositing the Contribution into the Trust Account. Where the board of directors elects to wind up the Company’s operations earlier than the Extended Date or Additional Extended Date, or the Sponsor fails to deposit the Contribution, we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate.

•

If a shareholder fails to receive notice of our offer to redeem our Public Shares in connection with our initial Business Combination, or fails to comply with the procedures for tendering its Public Shares, such Public Shares may not be redeemed.

•

Because of our limited resources and the significant competition for Business Combination opportunities, attractive targets may become scarcer and there may be more competition, making it more costly and difficult for us to complete our initial Business Combination. If we are unable to complete our initial Business Combination, our Public Shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders.

•

If the net proceeds of the initial public offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate for at least the duration of the Combination Period, it could limit the amount available to fund our search for a target business or businesses and complete our initial Business Combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial Business Combination.

•	If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.15 per share.

•	Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their Public Shares.

•

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our Public Shareholders.

•

Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

•	The NYSE American may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	The Charter contravenes NYSE American rules, and as a result, could lead the NYSE American to suspend trading in the Company’s securities or lead the Company to be delisted from the NYSE American.

•

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination.

•	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•	Our independent registered accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern”.

PART I

References in this Form 10-K to “we,” “us” or the “Company” refer to dMY Squared Technology Group, Inc. References to our “management” or our “management team” refer to our officers and directors, and references to our “Sponsor” refer to dMY Squared Sponsor, LLC, a Delaware limited liability company.

ITEM 1. BUSINESS.

Introduction

We are a blank check company whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to as our “Business Combination.” We have not selected any potential Business Combination target. While we may pursue an acquisition opportunity in any industry or sector, we are focused on identifying a Business Combination target within the professional service industry that provides accounting, legal, financial, advisory or other services to public companies or private companies that are in the process of becoming public companies with enterprise valuations in the range of $500 million to $2 billion. We intend to specifically focus on companies that have strong, consistent revenue growth and cash flow. We have reviewed, and continue to review, a number of opportunities to enter into a Business Combination, but we are not able to determine at this time whether we will complete a Business Combination with any of the target businesses that we have reviewed or with any other target business. We also have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.

On October 4, 2022, we consummated our initial public offering of 6,000,000 units pursuant to the Company’s registration statement on Form S-1 (File No. 333-267381). Each unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (the “Class A Shares” or “Public Shares”) and one-half of one redeemable warrant of the Company, each whole warrant entitling the holder thereof to purchase one Class A Share for $11.50 per share (the “Public Warrants”). The units were sold at a price of $10.00 per unit, generating net proceeds to the Company of $59,135,000 (after giving effect to the reimbursement of certain of the Company’s expenses and the upfront portion of the underwriter’s discount, equal to $0.14 per unit).

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

Simultaneously with the consummation of the initial public offering, we completed the private sale (the “Initial Private Placement”) of an aggregate of 2,840,000 warrants (the “Initial Private Placement Warrants”) to our Sponsor at a purchase price of $1.00 per Initial Private Placement Warrant, generating gross proceeds of $2,840,000. On October 11, 2022, simultaneously with the sale of the underwriter’s Over-Allotment Units, the Company completed a further private placement (the “Additional Private Placement” and, together with the Initial Private Placement, the “Private Placement”) with our Sponsor for an additional 44,660 warrants (the “Additional Private Placement Warrants” and, together with the Initial Private Placement Warrants, the “Private Placement Warrants”) at a price of $1.00 per Additional Private Placement Warrant, generating proceeds to the Company of $44,660.

Substantially concurrently with the closing of the initial public offering, our Sponsor extended an overfunding loan to the Company in an aggregate amount of $900,000, equal to $0.15 per unit (the “Initial Overfunding Loan”). On October 11, 2022, simultaneously with the sale of the Over-Allotment Units, our Sponsor extended a further overfunding loan to the Company in an aggregate amount of $47,850, equal to $0.15 per Over-Allotment Unit (the “Additional Overfunding Loan”, and together with the Initial Overfunding Loan, the “Overfunding Loans”). As a result, the Company entered into a promissory note, dated October 11, 2022, issued to our Sponsor.

On March 16, 2022, our Sponsor purchased an aggregate 2,875,000 shares of the Company’s Class B common stock, par value $0.0001 per share, (the “Founder Shares” or “Class B Shares”) for a total price of $25,000, or approximately $0.009 per share, pursuant to a securities subscription agreement dated March 3, 2022 by and between the Company and our Sponsor (as amended by a subscriber forfeiture and amendment No. 1 to the securities subscription agreement dated September 8, 2022 and a subscriber forfeiture and amendment No. 2 to the securities subscription agreement dated September 29, 2022). On September 8, 2022, our Sponsor surrendered to us 718,750 Founder Shares for no consideration, resulting in our Sponsor owning 2,156,250 Founder Shares and increasing the approximate price paid per Founder Share to $0.012. On September 29, 2022, our Sponsor surrendered to us an additional 431,250 Founder Shares for no consideration, resulting in our Sponsor owning 1,725,000 Founder Shares and increasing the approximate price paid per Founder Share to $0.015. Mr. You, the manager of our Sponsor, has voting and investment discretion with respect to the common stock held by the Sponsor. Our Sponsor intends to transfer 25,000 Founder Shares to each of Darla Anderson, Francesca Luthi, Charles Wert and Constance Weaver, our independent directors, upon the completion of our initial Business Combination, resulting in our Sponsor holding at that time 1,479,750 Founder Shares (taking into account the 145,250 shares forfeited upon the underwriter’s exercise of its over- allotment option). Prior to the initial investment in the company of $25,000 by the Sponsor, the company had no assets, tangible or intangible. The per share price of the Founder Shares was determined by dividing the amount of cash contributed to the company by the number of Founder Shares issued.

In addition, on October 11, 2022, further to the underwriter’s partial exercise of the over-allotment option and forfeiture of the remaining amount, our Sponsor forfeited 145,250 Founder Shares, resulting in an aggregate of 1,579,750 Class B Shares outstanding.

A total of $64,137,850 of the net proceeds from the initial public offering (including the underwriter’s Over-Allotment Units), the sale of the Private Placement Warrants with our Sponsor (including the Additional Private Placement Warrants) and the Overfunding Loans from our Sponsor (including the Additional Overfunding Loan) was placed in a U.S.-based trust account (the “Trust Account”) at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee.

The funds held in the Trust Account may be (i) held uninvested, (ii) held in an interest-bearing bank demand deposit account, or (iii) invested and reinvested in solely U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination, (ii) the redemption of Public Shares properly submitted in connection with a shareholder vote to amend our Amended and Restated Articles of Organization to modify the substance or timing of our of our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period (as defined below) or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, and (iii) our return of the funds held in the Trust Account to our Public Shareholders as part of our redemption of the Public Shares if we do not complete an initial Business Combination during the Combination Period. The trustee is not permitted to invest in other securities or assets. Investing in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities. Instead, the Trust Account is intended as a holding place for funds pending the use of such funds upon completion of a Business Combination or distribution upon redemption of our Public Shares.

As of December 31, 2023, there was $67,545,266 in investments held in the Trust Account. As of December 31, 2023, the Company had withdrawn $304,000 from the interest earned from the Trust Account to pay taxes.

The Company’s Amended and Restated Articles of Organization (the “Charter”) initially provided 15 months from the closing of the initial public offering, or January 4, 2024 (the “Prior Outside Date”), to consummate an initial Business Combination. The Charter also permitted the Company, by resolution of the board of directors, to extend the period of time to consummate a Business Combination twice by an additional 3 month period (for a total of 21 months to complete a Business Combination), subject to the Sponsor depositing into the Trust Account $631,900 in the aggregate for each extension (the “Prior Contributions”). The Sponsor did not intend to deposit such Prior Contributions into the Trust Account. Accordingly, following January 4, 2024, the Company would have been forced to liquidate. The Company’s board of directors determined that, in order for the Company to have additional time to complete a Business Combination in a more cost effective manner, it would be in the best interests of the Company and its shareholders to extend the Prior Outside Date to allow for a period of additional time to consummate the Business Combination. On January 2, 2024, the Company held a special meeting of its shareholders (the “Special Meeting”). At the Special Meeting, the Company’s shareholders approved an amendment of the Charter to extend (the “Extension”) the date by which the Company has to consummate a Business Combination up to twenty-three (23) times for an additional one (1) month each time (each, an “Extension Period”) from January 4, 2024 to January 29, 2024 (the “Extended Date”) and to allow the Company, without another shareholder vote, by resolution of the board of directors, to elect to further extend the Extended Date up to twenty-three times for an additional one month each time, until up to December 29, 2025 (each, an “Additional Extended Date”, and such period in its entirety, from the initial public offering until the final Additional Extended Date, the “Combination Period”), only if the Sponsor or its designee would deposit (the “Contribution”) into the Trust Account as a loan, (i) on or before January 4, 2024, with respect to the initial extension, an amount of $41,667, and (ii) one business day following the public announcement by us disclosing that the board of directors has determined to implement an additional monthly extension, with respect to each such additional extension, an amount of $50,000. In connection with the shareholder approval of the Extension, an aggregate of 3,980,414 Public Shares were redeemed, and the Company paid approximately $42.0 million accordingly on January 4, 2024.

At the Special Meeting, the Company’s shareholders also approved proposals to (1) amend the Charter to provide for the right of a holder of Class B Shares to convert their shares of Class B Shares into Class A Shares on a one-for-one basis at any time and from time to time at the election of the holder; (2) amend the Charter to eliminate from the Charter (i) the limitation that we may not redeem Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 and (ii) the limitation that we shall not consummate a Business Combination unless we have net tangible assets of at least $5,000,001; (3) amend the Charter to permit the board of directors, in its sole discretion, to elect to wind up our operations on an earlier date than the Extended Date or Additional Extended Date, as applicable, as determined by the board of directors and included in a public announcement (the “Liquidation Amendment”); and (4) amend the investment management trust agreement between the Company and Continental Stock Transfer and Trust Company (the “Investment Management Trust Agreement”) to reflect the Extension and the Liquidation Amendment.

In connection with the Contribution and advances our Sponsor may make in the future to us for working capital expenses, on January 2, 2024, we issued a convertible promissory note to Harry L. You, our Chairman and Chief Financial Officer and an affiliate of our Sponsor (the “Payee”), with a principal amount up to $1.75 million (the “Convertible Note”). The Convertible Note bears no interest and is repayable on the earlier of: (i) the date on which we consummate an initial Business Combination and (ii) the liquidation date. If we do not consummate a Business Combination before the end of the Combination Period, the Convertible Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon the consummation of our initial Business Combination, the outstanding principal of the Convertible Note may be converted into warrants, at a price of $1.00 per warrant, at the option of the Payee.

Since January 2, 2024, our board of directors has elected to extend our liquidation date to April 29, 2024. Accordingly, we have drawn down from the Convertible Note and deposited $191,667 into the Trust Account in connection with such extension.

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

If our initial Business Combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial Business Combination or used for redemptions of the Public Shares, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial Business Combination, to fund the purchase of other companies or for working capital.

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

We anticipate structuring our initial Business Combination so that the post-transaction company in which holders of our Public Shares (the “Public Shareholders”) own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial Business Combination could own less than a majority of our outstanding shares subsequent to our initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test described above. If the Business Combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

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

Redemption Rights for Holders of Public Shares upon Consummation of the Initial Business Combination

We are providing our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations described herein. The amount in the Trust Account as of December 31, 2023 is approximately $10.53 per public share. The per-share amount we will distribute to Public Shareholders who properly redeem their Public Shares will not be reduced by the deferred underwriting commissions that we will pay to the underwriter. Our Sponsor and the Company’s officers have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares they may hold in connection with the completion of the initial Business Combination. The Founder Shares will be excluded from the pro rata calculation used to determine the per-share redemption price.

Conduct of Redemptions Pursuant to Tender Offer Rules

If we conduct redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), we will, pursuant to our Charter: (a) conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and (b) file tender offer documents with the SEC prior to completing our initial Business Combination which contain substantially the same financial and other information about the initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Submission of Our Initial Business Combination to a Shareholder Vote

In the event that we seek shareholder approval of our initial Business Combination, we will distribute proxy materials and, in connection therewith, provide our Public Shareholders with the redemption rights described above upon completion of the Business Combination.

If we seek shareholder approval, we will complete our initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial Business Combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our initial shareholders will count towards this quorum and, pursuant to the letter agreement, our Sponsor, officers and directors have agreed to vote any Founder Shares they hold, and any Public Shares purchased during or after our initial public offering (including in open market and privately-negotiated transactions) in favor of our initial Business Combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial Business Combination once a quorum is obtained. As a result, in addition to our initial shareholders’ Founder Shares, we would need only 379,419, or 16.2%, of the 2,338,586 outstanding Public Shares to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved (assuming all outstanding shares are voted). These quorum and voting thresholds, and the voting agreements of our initial shareholders, may make it more likely that we will consummate our initial Business Combination. Each Public Shareholder may elect to redeem its Public Shares irrespective of whether they vote for or against the such Business Combination or whether they were a shareholder on the record date for the shareholder meeting held to approve the Business Combination.

Permitted Purchases of Public Shares and Public Warrants

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsor, directors, executive officers, advisors or their affiliates may purchase Public Shares or Public Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination, although they are under no obligation to do so. There is no limit on the number of Public Shares or Public Warrants our Sponsor, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and the NYSE American rules. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase Public Shares or Public Warrants in such transactions. Such purchases may include a contractual acknowledgment that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

In the event that our Sponsor, directors, executive officers, advisors or their affiliates purchase Public Shares in privately negotiated transactions from Public Shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their Public Shares. The purpose of any such purchases of Public Shares could be to increase the likelihood of obtaining shareholder approval of the Business Combination or to satisfy a closing condition in an agreement with a target that requires us to have a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of Public Warrants could be to reduce the number of Public Warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial Business Combination. Any such purchases of our securities may result in the completion of our initial Business Combination that may not otherwise have been possible. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Public Shares or Public Warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange. However, in the event our Sponsor, directors, executive officers, advisors and their affiliates were to purchase Public Shares, such purchases would by structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

•

the registration statement on Form S-4 or F-4, as applicable, and the proxy statement filed in connection with our initial Business Combination would disclose the possibility that our Sponsor, directors, executive officers, advisors and their affiliates will purchase Public Shares from Public Shareholders outside the redemption process, along with the purpose of such purchases;

•

if our Sponsor, directors, executive officers, advisors and their affiliates were to purchase Public Shares from Public Shareholders outside the redemption process, they would do so at a price no higher than the price offered through the redemption process;

•

the registration statement on Form S-4 or F-4, as applicable, and the proxy statement filed in connection with our initial Business Combination would include a representation that any of the Public Shares purchased by our Sponsor, directors, executive officers, advisors and their affiliates from Public Shareholders outside the redemption process would not be voted in favor of approving our initial Business Combination;

•

our Sponsor, directors, executive officers, advisors and their affiliates would not possess any redemption rights with respect to the Public Shares or, if they possess such redemption rights, they would waive such rights; and

•	we will disclose in the Form 8-K to be filed prior to the holding of our shareholder meeting to approve the initial Business Combination the following material items:

•

the number of the Public Shares purchased by our Sponsor, directors, executive officers, advisors and their affiliates from Public Shareholders outside the redemption process, along with the purchase price for such Public Shares;

•	the purpose of the purchases of such Public Shares by our Sponsor, directors, executive officers, advisors and their affiliates;

•

the impact, if any, of the purchases of such Public Shares by our Sponsor, directors, executive officers, advisors and their affiliates on the likelihood that the initial Business Combination will be approved and consummated;

•

the identity of the selling shareholders who sold such Public Shares to our Sponsor, directors, executive officers, advisors and their affiliates (if not purchased on the open market) or the nature of the selling shareholders (e.g., 5% security holders) who sold such Public Shares to our Sponsor, directors, executive officers, advisors and their affiliates; and

•	the number of Public Shares for which we have received redemption requests pursuant to our redemption offer.

Limitation on Redemption upon Completion of Our Initial Business Combination if We Seek Shareholder Approval

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Charter provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the Public Shares issued in our initial public offering, which we refer to as the “Excess Shares”, without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed Business Combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a Public Shareholder holding more than an aggregate of 15% of our Public Shares could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our Sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of our Public Shares without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a certain amount of cash at the closing of our initial Business Combination. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our Charter initially provided that we would have 15 months from the closing of the initial public offering, or until January 4, 2024, to consummate an initial Business Combination. The Company’s Charter also provided that the Company could, by resolution of the board of directors, extend the period of time to consummate a Business Combination twice by an additional 3 month period (for a total of 21 months to complete a Business Combination), subject to the Sponsor depositing into the Trust Account $631,900 in the aggregate for each extension. The Sponsor did not intend to deposit such Prior Contributions into the Trust Account. Accordingly, following January 4, 2024, the Company would have been forced to liquidate. The Company’s board of directors determined that, in order for the Company to have additional time to complete a Business Combination in a more cost effective manner, it would be in the best interests of the Company and its shareholders to extend the Prior Outside Date to allow for a period of additional time to consummate the business combination. On January 2, 2024, the Company held a Special Meeting. At the Special Meeting, the Company’s shareholders approved an amendment of the Company’s Charter to extend the date by which the Company has to consummate a Business Combination up to twenty-three (23) times for an additional one (1) month each time from January 4, 2024 to January 29, 2024 and to allow the Company, without another shareholder vote, by resolution of the board of directors, to elect to further extend the Extended Date up to twenty-three times for an additional one month each time, until up to December 29, 2025.

If we do not consummate a Business Combination before the end of the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem one hundred percent (100%) of the Public Shares in consideration of a per-share price, payable in cash, equal to the quotient obtained by dividing (A) the aggregate amount then on deposit in the Trust Account, including interest not previously released to the Corporation to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), by (B) the total number of then outstanding Offering Shares, which redemption will completely extinguish rights of the Public Shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, in accordance with applicable law, dissolve and liquidate, subject in each case to our obligations under the MBCA to provide for claims of creditors and other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants if we fail to complete our initial Business Combination before the end of the Combination Period.

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

Employees

We currently have two executive officers: Niccolo de Masi and Harry You. Mr. de Masi and Mr. You are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial Business Combination, the stage of the Business Combination process we are in, and their obligations to other parties. We do not intend to have any full-time employees prior to the completion of our initial Business Combination.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events in a Current Report on Form 8-K. The SEC maintains an internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s internet website is located at www.sec.gov. In addition, the Company will provide copies of these documents without charge upon request from us in writing at 1180 North Town Center Drive, Suite 100, Las Vegas, Nevada 89144 or by telephone at (669) 244-9698.

Item 1A. RISK FACTORS.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Form 10-K, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

Our Public Shareholders may not be afforded an opportunity to vote on our initial Business Combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial Business Combination even though a majority of our Public Shareholders do not support such a combination.

We may choose not to hold a shareholder vote to approve our initial Business Combination if the Business Combination would not require shareholder approval under applicable law or stock exchange listing requirement. Except for as required by applicable law or stock exchange requirement, the decision as to whether we will seek shareholder approval of a proposed Business Combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval of our initial Business Combination, the Sponsor will participate in the vote on such approval. Accordingly, we may complete our initial Business Combination even if a majority of our Public Shareholders do not approve of the Business Combination we complete.

Your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to the exercise of your right to redeem your Public Shares from us for cash.

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

Our initial shareholders own 40.3% of our outstanding common stock. Our Initial Shareholders and management team also may from time to time purchase Class A Shares prior to our initial Business Combination. Our Charter provides that, if we seek shareholder approval of an initial Business Combination, such initial Business Combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the Founder Shares. As a result, in addition to our initial shareholders’ Founder Shares, we would need 379,418, or 16.2%, of the 2,338,586 outstanding Public Shares be voted in favor of an initial Business Combination in order to have our initial Business Combination approved (assuming all outstanding shares are voted). Accordingly, if we seek shareholder approval of our initial Business Combination, the agreement by our initial shareholders and management team to vote in favor of our initial Business Combination will increase the likelihood that we will receive the requisite shareholder approval for such initial Business Combination.

The ability of our Public Shareholders to redeem their Public Shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target.

We may seek to enter into a Business Combination transaction agreement with minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many Public Shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the Business Combination. Consequently, if accepting all properly submitted redemption requests would make us unable to satisfy a minimum cash condition as described above, we would not proceed with such redemption and the related Business Combination and may instead search for an alternate Business Combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a Business Combination transaction with us.

The ability of our Public Shareholders to exercise redemption rights with respect to a large number of our Public Shares may not allow us to complete the most desirable Business Combination or optimize our capital structure.

At the time we enter into an agreement for our initial Business Combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of Public Shares that will be submitted for redemption. If our initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of Public Shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B Shares results in the issues of Class A Shares on a greater than one-to-one basis upon conversion of the Class B Shares at the time of our initial Business Combination. In addition, the amount of the deferred underwriting commissions payable to the underwriter will not be adjusted for any Public Shares that are redeemed in connection with an initial Business Combination. The per share amount we will distribute to Public Shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable Business Combination available to us or optimize our capital structure.

The ability of our Public Shareholders to exercise redemption rights with respect to a large number of our Public Shares could increase the probability that our initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your Public Shares.

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

The requirement that we complete our initial Business Combination within the Combination Period may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must complete our initial Business Combination within the Combination Period. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our initial Business Combination with that particular target business, we may be unable to complete our initial Business Combination with any target business. This risk will increase as we get closer to the end of the Combination Period. In addition, we may have limited time to conduct due diligence and may enter into our initial Business Combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by events that are outside of our control, such as increased geopolitical unrest, pandemic outbreaks (such as COVID-19), and volatility in the debt and equity markets.

Our ability to find a potential target business and the business of any potential target business with which we may consummate a Business Combination could be materially and adversely affected by events that are outside of our control. For example, geopolitical unrest, including war, terrorist activity and acts of civil or international hostility are increasing. Similarly, other events outside of our control, including natural disasters, climate-related events, pandemics or health crises (such as the COVID-19 pandemic) may arise from time to time. Any such events may cause significant volatility and declines in the global markets, disproportionate impacts to certain industries or sectors, disruptions to commerce (including to economic activity, travel and supply chains), loss of life and property damage, and may adversely affect the global economy or capital markets, and the business of any potential target business with which we may consummate a Business Combination could be materially and adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

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

We may not be able to complete our initial Business Combination within the Combination Period, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate.

We may not be able to find a suitable target business and complete our initial Business Combination within the Combination Period. Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial Business Combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter subject to lawfully available funds therefor, redeem one hundred percent (100%) of the Offering Shares in consideration of a per-share price, payable in cash, equal to the quotient obtained by dividing (A) the aggregate amount then on deposit in the Trust Account, including interest not previously released to the Corporation to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), by (B) the total number of then outstanding Offering Shares, which redemption will completely extinguish rights of the Public Shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Board in accordance with applicable law, dissolve and liquidate, subject in each case to the Corporation’s obligations under the MBCA to provide for claims of creditors and other requirements of applicable law.

If we seek shareholder approval of our initial Business Combination, our Sponsor, directors, executive officers, advisors and their affiliates may elect to purchase Public Shares or Public Warrants from Public Shareholders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our Class A Shares.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsor, directors, executive officers, advisors or their affiliates may purchase Public Shares or Public Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination, although they are under no obligation to do so. There is no limit on the number of Public Shares or Public Warrants our Sponsor, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and the NYSE American rules. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase Public Shares or Public Warrants in such transactions. Such purchases may include a contractual acknowledgment that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

In the event that our Sponsor, directors, executive officers, advisors or their affiliates purchase Public Shares in privately negotiated transactions from Public Shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of Public Shares could be to increase the likelihood of obtaining shareholder approval of the Business Combination or to satisfy a closing condition in an agreement with a target that requires us to have a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of Public Warrants could be to reduce the number of Public Warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial Business Combination. Any such purchases of our securities may result in the completion of our initial Business Combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A Shares or Public Warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange. However, in the event our Sponsor, directors, executive officers, advisors and their affiliates were to purchase shares or warrants from Public Shareholders, such purchases would by structured in compliance with the requirements of Rule 14e-5 under the Exchange Act. See “Item 1. Business – Effecting Our Initial Business Combination—Permitted Purchases of Public Shares and Public Warrants” for more information.

Our Sponsor may decide not to extend the term we have to consummate our initial Business Combination, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate.

We initially had 15 months from the closing of the initial public offering, or January 4, 2024, to consummate an initial Business Combination. The Company’s Charter also provided that the Company could, by resolution of the board of directors, extend the period of time to consummate a Business Combination twice by an additional 3 month period (for a total of 21 months to complete a Business Combination), subject to the Sponsor depositing into the Trust Account $631,900 in the aggregate for each extension. The Sponsor did not intend to deposit such Prior Contributions into the Trust Account. Accordingly, following January 4, 2024, the Company would have been forced to liquidate. The Company’s board of directors determined that, in order for the Company to have additional time to complete a Business Combination in a more cost effective manner, it would be in the best interests of the Company and its shareholders to extend the Prior Outside Date to allow for a period of additional time to consummate the business combination. On January 2, 2024, the Company held a Special Meeting. At the Special Meeting, the Company’s shareholders approved an amendment of the Company’s Charter to extend the date by which the Company has to consummate a Business Combination up to twenty-three (23) times for an additional one (1) month each time from January 4, 2024 to January 29, 2024 and to allow the Company, without another shareholder vote, by resolution of the board of directors, to elect to further extend the Extended Date up to twenty-three times for an additional one month each time, until up to December 29, 2025, only if the Sponsor or its designee would deposit into the Trust Account as a loan, (i) on or before January 4, 2024, with respect to the initial extension, an amount of $41,667, and (ii) one business day following the public announcement by us disclosing that the board of directors has determined to implement an additional monthly extension, with respect to each such Additional Extension, an amount of $50,000. In connection with the shareholder approval of the Extension, an aggregate of 3,980,414 Public Shares were redeemed, and the Company paid approximately $40.4 million accordingly on January 4, 2024.

Our shareholders will not be entitled to vote or redeem their Public Shares in connection with any such Additional Extension. However, our shareholders will be entitled to vote and redeem their Public Shares in connection with a shareholder meeting held to approve an initial Business Combination or in a tender offer undertaken in connection with an initial Business Combination if we propose such a Business Combination. In order for the time available for us to consummate our initial Business Combination to be extended, our sponsor or its affiliates or designees must deposit into the Trust Account one business day following the public announcement by us disclosing that the board of directors has determined to implement an additional monthly extension, with respect to each such Additional Extension, an amount of $50,000. Such Contribution may be converted into warrants upon the consummation of our initial Business Combination, at a price of $1.00 per warrant, at the option of our Sponsor. The warrants would be identical to the Private Placement Warrants. If we complete our initial Business Combination, and our Sponsor decides not to convert the Contribution into warrants, we would repay such loaned amounts out of the proceeds of the Trust Account released to us after payment of all redeeming Public Shareholders. If we do not complete a Business Combination, the aggregate amount of the Contribution would be repaid paid at our liquidation only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Any such Contributions would be in addition to the Overfunding Loans and any working capital loans made to us. Our Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for us to complete our initial Business Combination.

If we are unable to consummate our initial Business Combination within the applicable time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter subject to lawfully available funds therefor, redeem one hundred percent (100%) of the Offering Shares in consideration of a per-share price, payable in cash, equal to the quotient obtained by dividing (A) the aggregate amount then on deposit in the Trust Account, including interest not previously released to the Corporation to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), by (B) the total number of then outstanding Offering Shares, which redemption will completely extinguish rights of the Public Shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Board in accordance with applicable law, dissolve and liquidate, subject in each case to the Corporation’s obligations under the MBCA to provide for claims of creditors and other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants if we fail to complete our initial Business Combination within the Combination Period.

Our current life term is on a month-to-month basis and our existence is subject to our board’s sole discretion, as well as contingent on the Sponsor depositing the Contribution into the Trust Account. Where the board of directors elects to wind up the Company’s operations earlier than the Extended Date or Additional Extended Date, or the Sponsor fails to deposit the Contribution, we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate.

On January 2, 2024, the Company held a Special Meeting of its shareholders. At the Special Meeting, the Company’s shareholders approved an amendment to the Company’s Charter to extend the date by which the Company has to consummate a Business Combination from January 4, 2024 to January 29, 2024 and to allow the Company, without another shareholder vote, by resolution of the board of directors, to elect to further extend the Extended Date up to twenty-three times for an additional one month each time, until up to December 29, 2025, only if the Sponsor or its designee would deposit into the Trust Account as a loan, (i) on or before January 4, 2024, with respect to the initial extension, an amount of $41,667, and (ii) one business day following the public announcement by us disclosing that the board of directors has determined to implement an additional monthly extension, with respect to each such Additional Extension, an amount of $50,000.

At the Special Meeting, the Company’s shareholders also amended the Charter to permit the board of directors, in its sole discretion, to elect to wind up our operations on an earlier date than the Extended Date or Additional Extended Date, as applicable, as determined by the board of directors and included in a public announcement. The board of directors may therefore, in its sole discretion, elect to wind up the Company’s operations on an earlier date than the Combination Period. The Additional Extensions are also subject to the Sponsor depositing into the Trust Account as a loan one business day following the public announcement by the Company disclosing that the board of directors has determined to extend the date by which the Company must consummate a business combination for an additional month, with respect to each such additional monthly extension, an amount of $50,000. The Sponsor is not obligated to do so and may choose at any time not to. In either event, the Company would cease all operations except for the purpose of winding up and would redeem its Public Shares and liquidate.

If a shareholder fails to receive notice of our offer to redeem our Public Shares in connection with our initial Business Combination, or fails to comply with the procedures for tendering its Public Shares, such Public Shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial Business Combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy materials or tender offer documents, as applicable, such shareholder may not become aware of the opportunity to redeem its Public Shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our initial Business Combination will describe the various procedures that must be complied with in order to validly tender or submit Public Shares for redemption. For example, we intend to require our Public Shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the date on which the vote on the proposal to approve the initial Business Combination is to be held. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a Public Shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its Public Shares may not be redeemed.

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

Our Public Shareholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (i) our completion of an initial Business Combination, and then only in connection with those Public Shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend our Charter to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, and (iii) the redemption of our Public Shares if we are unable to complete an initial Business Combination within the Combination Period, subject to applicable law and as further described herein. In addition, if our plan to redeem our Public Shares if we are unable to complete an initial Business Combination within the Combination Period is not completed for any reason, compliance with Massachusetts law may require that we submit a plan of dissolution to our then-existing shareholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, Public Shareholders may be forced to wait beyond the Combination Period before they receive funds from our Trust Account. In no other circumstances will a Public Shareholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering, the sale of the Private Placement Warrants, the Overfunding Loans, and the Contributions are intended to be used to complete an initial Business Combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our initial Business Combination than do companies subject to Rule 419. Moreover, if our initial public offering had been subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial Business Combination.

Because of our limited resources and the significant competition for Business Combination opportunities, attractive targets may become scarcer and there may be more competition, making it more costly and more difficult for us to complete our initial Business Combination. If we are unable to complete our initial Business Combination, our Public Shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders.

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering, the sale of the Private Placement Warrants, the Overfunding Loans and the Contributions, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our Public Shares the right to redeem their Public Shares for cash at the time of our initial Business Combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we are unable to complete our initial Business Combination, our Public Shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders. There will be no redemption rights or liquidating distributions with respect to our warrants.

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

If the net proceeds of our initial public offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate for at least the Combination Period, it could limit the amount available to fund our search for a target business or businesses and complete our initial Business Combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial Business Combination.

As of December 31, 2023, we had de minimis cash and working capital deficit of approximately $2.1 million (including tax obligations of approximately $885,000 that may be paid using investment income earned in the Trust Account). Of the funds available to us outside of the Trust Account, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

In order to provide the Contribution and to finance transaction costs in connection with a Business Combination, the Company issued the Convertible Note to an affiliate of the Sponsor with a principal amount up to $1.75 million on January 2, 2024. If we are required to seek additional capital for consummating an initial Business Combination, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial Business Combination. Up to $1,500,000 of such working capital loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our Public Shareholders may only receive an estimated $10.15 per share, or possibly less, on our redemption of our Public Shares. There will be no redemption rights or liquidating distributions with respect to our warrants.

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

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their Public Shares.

Under the Massachusetts Business Corporation Act (the “MBCA”), shareholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our Public Shareholders upon the redemption of our Public Shares in the event we do not complete our initial Business Combination before the end of the Combination Period may be considered a liquidating distribution under Massachusetts law. If a corporation complies with certain procedures set forth in Sections 14.06, 14.07 and 14.08 of the MBCA intended to ensure that it makes reasonable provision for all claims against it, any liability of shareholders with respect to a liquidating distribution is limited to the lesser of such shareholder’s pro rata share of the claim or the amount distributed to the shareholder within three years of dissolution, and any liability of the shareholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our Public Shares as soon as reasonably possible following the 15th month from the closing of our initial public offering in the event we do not complete our initial Business Combination and, therefore, we do not intend to comply with the foregoing procedures.

We plan to make adequate provision, by payment or otherwise, for all of the corporation’s then existing and reasonably foreseeable debts, liabilities and obligations, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our shareholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our shareholders may extend beyond the third anniversary of such date.

We have not and may not hold an annual meeting of shareholders until after the consummation of our initial Business Combination, which could delay the opportunity for our shareholders to elect directors.

In accordance with the NYSE American’s corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on the NYSE American. Under Section 7.01 of the MBCA, we are, however, required to hold an annual meeting of shareholders for the purposes of electing directors in accordance with our amended and restated bylaws unless such election is made by written consent in lieu of such a meeting. We have not and may not hold an annual meeting of shareholders to elect new directors prior to the consummation of our initial Business Combination, and thus we may not be in compliance with Section 7.01 of the MBCA, which requires an annual meeting. Therefore, if our shareholders want us to hold an annual meeting prior to the consummation of our initial Business Combination, they may attempt to force us to hold one by submitting an application to the Superior Court of Suffolk County in the Commonwealth of Massachusetts in accordance with Section 7.03 of the MBCA.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial Business Combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Our efforts to identify a prospective initial Business Combination target will not be limited to a particular industry, sector or geographic region. While we may pursue an initial Business Combination opportunity in any industry or sector, we intend to capitalize on the ability of our management team to identify, acquire and operate a business or businesses that can benefit from our management team’s established global relationships and operating experience. Our management team has extensive experience in identifying and executing strategic investments globally and has done so successfully in a number of sectors. Our Charter prohibits us from effectuating a Business Combination with another blank check company or similar company with nominal operations. Because we have not yet selected any specific target business with respect to a Business Combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a Business Combination target. Accordingly, any shareholders or warrant holders who choose to remain shareholders or warrant holders following the Business Combination could suffer a reduction in the value of their securities. Such shareholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the Business Combination contained an actionable material misstatement or material omission.

We may seek Business Combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a Business Combination outside of our management’s areas of expertise if a Business Combination candidate is presented to us and we determine that such candidate offers an attractive Business Combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular Business Combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in a Business Combination candidate. In the event we elect to pursue a Business Combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in the prospectus dated September 29, 2022 filed in connection with our initial public offering regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial Business Combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial Business Combination will not have all of these positive attributes. If we complete our initial Business Combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective Business Combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a certain amount of cash at the closing of our initial Business Combination. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial Business Combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial Business Combination, our Public Shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders.

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

Resources could be wasted in researching Business Combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial Business Combination, our Public Shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial Business Combination, our Public Shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders. There will be no redemption rights or liquidating distributions with respect to our warrants.

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

Although we have no commitments as of the date of this Form 10-K to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial Business Combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our Class A Shares;

•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A Shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

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

We may only be able to complete one Business Combination with the proceeds of our initial public offering, the sale of the Private Placement Warrants, the Overfunding Loans, and the Contributions, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

As of December 31, 2023, we had $67,545,266 in investments held in Trust Account that we may use to complete our initial Business Combination (including $2,211,650 currently held in the Trust Account that will be used to pay for deferred underwriting commissions).

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

Our Charter does not provide a specified maximum redemption threshold. The definitive agreement for our initial Business Combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions, but it may not impose such requirements. As a result, we may be able to complete our initial Business Combination even though a substantial majority of our Public Shareholders do not agree with the transaction and have redeemed their Public Shares or, if we seek shareholder approval of our initial Business Combination and do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their Public Shares to our Sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Public Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any Public Shares in connection with such initial Business Combination, all Public Shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination.

In order to effectuate an initial Business Combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our Charter, other governing instruments, or certain agreements related to our initial public offering in a manner that will make it easier for us to complete our initial Business Combination that our shareholders may not support, and such amendments may be done without shareholder approval.

In order to effectuate a Business Combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our Charter requires the approval of holders of 65% of our common stock, and amending our warrant agreement requires a vote of holders of at least 50% of the Public Warrants and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, 50% of the number of the then outstanding Private Placement Warrants. In addition, our Charter requires us to provide our Public Shareholders with the opportunity to redeem their Public Shares for cash if we propose an amendment to our Charter to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete an initial business within the Combination Period, or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through the offering, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our Charter or governing instruments or extend the time to consummate an initial Business Combination in order to effectuate our initial Business Combination.

Each of the agreements related to our initial public offering to which we are a party, other than the warrant agreement and the Investment Management Trust Agreement, may be amended without shareholder approval. Such agreements are: the underwriting agreement; the letter agreement among us and our Sponsor, officers and directors; the registration rights agreement among us and our initial shareholders; the private placement warrants purchase agreement between us and our Sponsor; and the administrative services agreement among us, our Sponsor and an affiliate of our Sponsor. These agreements contain various provisions that our Public Shareholders might deem to be material. For example, our letter agreement and the underwriting agreement contain certain lock-up provisions with respect to the Founder Shares, Private Placement Warrants and other securities held by our initial shareholders, Sponsor, officers and directors. Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our initial Business Combination. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial Business Combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any amendment entered into in connection with the consummation of our initial Business Combination will be disclosed in our proxy materials or tender offer documents, as applicable, related to such initial Business Combination, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our shareholders, may result in the completion of our initial Business Combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to the lock-up provision discussed above may result in our initial shareholders selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

The provisions of our Charter that relate to our pre-Business Combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our Charter to facilitate the completion of an initial Business Combination that some of our shareholders may not support.

Our Charter provides that any of its provisions related to pre-Business Combination activity (including the requirement not release the funds held in the Trust Account except in specified circumstances, and to provide redemption rights to Public Shareholders as described herein) may be amended if approved by holders of 65% of our common stock entitled to vote thereon and corresponding provisions of the Investment Management Trust Agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our Charter may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the MBCA or applicable stock exchange rules. Our Sponsor, which beneficially owns 40.3% of our common stock, may participate in any vote to amend our Charter and/or Investment Management Trust Agreement and will have the discretion to vote in any manner it chooses. As a result, we may be able to amend the provisions of our Charter which govern our pre-Business Combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a Business Combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our Charter.

Our Sponsor, executive officers, and directors have agreed, pursuant to written agreements with us, that they will not propose any amendment to our Charter to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period, or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Class A Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers, directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Business Combination.

We have not selected any specific Business Combination target but intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of our initial public offering and the sale of the Private Placement Warrants. As a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemption by Public Shareholders, we may be required to seek additional financing to complete such initial Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial Business Combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial Business Combination, or to fund the purchase of other companies. If we are unable to complete our initial Business Combination, our Public Shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders. In addition, even if we do not need additional financing to complete our initial Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial Business Combination.

Our Sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our Sponsor owns 40.3% of our issued and outstanding common stock. Accordingly, the Sponsor may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our Charter. In addition, our board of directors, whose members were initially elected by our Sponsor, is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We have not and may not hold an annual meeting of shareholders to elect new directors prior to the completion of our initial Business Combination, in which case all of the current directors will continue in office until at least the completion of the Business Combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial Business Combination.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K for the year ending December 31, 2023. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such Business Combination.

Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

We are and will be subject to laws and regulations, and interpretations and applications of such laws and regulations enacted by national, regional, state and local governments and, potentially, foreign jurisdictions. In particular, we will be required to comply with certain SEC and other legal requirements, our Business Combination may be contingent on our ability to comply with certain laws, regulations, interpretations and applications and any post-Business Combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, including as a result of changes in economic, political, social and government policies, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

On January 24, 2024, the SEC issued final rules (the “2024 SPAC Rules”), effective as of July 1, 2024, that formally adopted some of the SEC’s proposed rules for SPACs that were released on March 30, 2022. The 2024 SPAC Rules, among other items, impose additional disclosure requirements in initial public offerings by SPACs and business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and could impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. The 2024 SPAC Rules may materially adversely affect our business, including our ability to negotiate and complete, and the costs associated with, our initial Business Combination, and results of operations.

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

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial Business Combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities, including Coliseum Acquisition Corp. (“Coliseum”), a special purpose acquisition company sponsored by affiliates of our Sponsor. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial Business Combination.

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Since the completion of our initial public offering and until we consummate our initial Business Combination, we engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity, including Coliseum, which is sponsored by affiliates of our Sponsor. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our Charter provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. In addition, our Sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial Business Combination. Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity, including Coliseum. Our Charter provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations (including Coliseum), he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial Business Combination.

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

In particular, affiliates of our Sponsor are currently sponsoring one other blank check company: Coliseum. Coliseum raised $150 million in gross proceeds from an initial public offering in June 2021 and has a window in which it may complete its initial Business Combination that overlaps with the corresponding window we have. Further, Mr. You, our Chairman, serves as the Chairman of Coliseum and Mr. Wert, our director, serves as Chief Executive Officer and a director for Coliseum. Any such companies, including Coliseum, may present additional conflicts of interest in pursuing an acquisition target. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial Business Combination because our management team has significant experience in identifying and executing multiple acquisition opportunities simultaneously, and as we believe there are a number of potential opportunities within the industries and geographies of our primary focus.

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

We may engage our underwriter or one of its respective affiliates to provide additional services to us after the initial public offering, which may include acting as financial advisor in connection with an initial Business Combination or as placement agent in connection with a related financing transaction. Our underwriter is entitled to receive deferred commissions that will be released from the trust only on a completion of an initial Business Combination. These financial incentives may cause it to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of an initial Business Combination.

We may engage our underwriter or one of their respective affiliates to provide additional services to us, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriter is also entitled to receive deferred commissions that are conditioned on the completion of an initial Business Combination. The underwriter’s or its respective affiliates’ financial interests tied to the consummation of a Business Combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial Business Combination.

Since our Sponsor, executive officers and directors will lose their entire investment in us if our initial Business Combination is not completed, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination.

On March 16, 2022, our Sponsor purchased an aggregate 2,875,000 Founder Shares for a total price of $25,000, or approximately $0.009 per share. On September 8, 2022, our Sponsor surrendered to us 718,750 Founder Shares for no consideration, resulting in our Sponsor owning 2,156,250 Founder Shares and increasing the approximate price paid per Founder Share to $0.012. On September 29, 2022, our Sponsor surrendered to us an additional 431,250 Founder Shares for no consideration, resulting in our Sponsor owning 1,725,000 Founder Shares and increasing the approximate price paid per Founder Share to $0.015. In addition, on October 11, 2022, further to the underwriter’s partial exercise of the over-allotment option and forfeiture of the remaining amount, our Sponsor forfeited 145,250 Founder Shares. Mr. You, the manager of our Sponsor, has voting and investment discretion with respect to the common stock held by our Sponsor. Our Sponsor intends to transfer 25,000 Founder Shares to each of Darla Anderson, Francesca Luthi, Charles Wert and Constance Weaver, our independent directors, upon the completion of our initial Business Combination, resulting in our Sponsor holding at that time 1,625,000 Founder Shares. Prior to the initial investment in the company of $25,000 by our Sponsor, the company had no assets, tangible or intangible. The Founder Shares will be worthless if we do not complete an initial Business Combination. In addition, our Sponsor has purchased an aggregate of 2,884,660 Private Placement Warrants, each exercisable for one Class A Share at $11.50 per share, for an aggregate purchase price of $2,884,660, or $1.00 per Private Placement Warrant, that will also be worthless if we do not complete our initial Business Combination. In addition, the Sponsor and Mr. You have loaned to the Company an aggregate of $1,139,517 as of the date of this Form 10-K, consisting of Overfunding Loans and Contributions. If we do not complete our initial Business Combination, we will not repay the Overfunding Loans or Contributions from the funds held in the Trust Account, and we would likely not have other available funds outside of the Trust Account to repay the Overfunding Loans and Contributions in connection with the extensions. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target Business Combination, completing an initial Business Combination and influencing the operation of the business following the initial Business Combination. This risk may become more acute as the end of the Combination Period nears.

Our management may not maintain control of a target business after our initial Business Combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial Business Combination so that the post-transaction company in which our Public Shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the Business Combination may collectively own a minority interest in the post Business Combination company, depending on valuations ascribed to the target and us in the Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A Shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A Shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding Class A Shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not maintain control of the target business.

Risks Relating to our Securities

The value of the Founder Shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share.

Our Sponsor has invested in us an aggregate of $4,049,177, comprised of the $25,000 purchase price for the Founder Shares, the $2,884,660 purchase price for the Private Placement Warrants, the $947,850 Overfunding Loans and the $191,667 in Contributions made in connection to the Additional Extensions. Assuming a trading price of $10.00 per share upon consummation of our initial Business Combination, the 1,579,750 Founder Shares would have an aggregate implied value of $15,797,500. Even if the trading price of our common stock were as low as $1.91 per share, the value of the Founder Shares would be equal to the $2,909,660 invested by our Sponsor to purchase the Founder Shares and Private Placement Warrants. As a result, our Sponsor is likely to be able to make a substantial profit on its investment in us at a time when our Public Shares have lost significant value (whether because of a substantial amount of redemptions of our Public Shares or any other reason). Accordingly, our management team, which owns interests in our Sponsor, may be more willing to pursue a Business Combination with a riskier or less-established target business than would be the case if our Sponsor had paid the same per share price for the Founder Shares as our Public Shareholders paid for their Public Shares.

We may amend the terms of the warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least 50% of the then outstanding Public Warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of Class A Shares purchasable upon exercise of a Public Warrant could be decreased, all without your approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or to correct any defective provision or mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in this Annual Report, (ii) adjusting the provisions relating to cash dividends on shares of common stock as contemplated by and in accordance with the warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least 50% of the then outstanding Public Warrants is required to make any change that adversely affects the interests of the registered holders of the Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 50% of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of Class A Shares purchasable upon exercise of a warrant.

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

To the extent our warrants ever become exercisable, we may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

To the extent our warrants ever become exercisable, we have the ability to redeem the outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A Shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by our Sponsor or its permitted transferees.

In addition, we have the ability to redeem the outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that the closing price of our Class A Shares equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption for a number of Class A Shares determined based on the redemption date and the fair market value of our Class A Shares. The value received upon exercise of the warrants (i) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (ii) may not compensate the holders for the value of the warrants, including because the number of Class A Shares received is capped at 0.361 Class A Shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

None of the Private Placement Warrants will be redeemable by us so long as they are held by our Sponsor or its permitted transferees.

Our warrants may have an adverse effect on the market price of our Class A Shares and make it more difficult to effectuate our initial Business Combination.

We have issued warrants to purchase 3,159,500 Class A Shares as part of the initial public offering and, simultaneously with the closing of the initial public offering, we have issued in a private placement an aggregate of 2,884,660 Private Placement Warrants, each exercisable to purchase one Class A Share at $11.50 per share.

We have also issued a Convertible Note to an affiliate of our Sponsor in connection with the Contribution and advances our Sponsor may make in the future to us for working capital expenses, with a principal amount up to $1.75 million. Upon the consummation of our initial Business Combination, the outstanding principal of the Convertible Note may be converted into warrants, at a price of $1.00 per warrant, at the option of the Payee.

Any working capital loans, including the above Convertible Note, made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors, up to a total of $1,500,000, may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. To the extent we issue common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A Shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A Shares and reduce the value of the Class A Shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

Our warrants are recognized and accounted for as derivative liabilities in accordance with ASC 815 and will be recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Class A Shares or may make it more difficult for us to consummate an initial Business Combination.

Following the consummation of our initial public offering and the concurrent issuance of the Private Placement of warrants to our Sponsor, 6,044,160 warrants were issued in connection with the initial public offering (comprised of the 3,159,500 warrants included in the units and the 2,884,660 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, we have classified each of the warrants as a liability at its fair value as determined by us based upon a valuation report obtained from an independent third party valuation firm. At each reporting period (1) the accounting treatment of the warrants is re-evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public and private warrants is remeasured and the change in the fair value of the liability is recorded as other income (expense) in our income statement. Changes in the inputs and assumptions for the valuation model we use to determine the fair value of such liability may have a material impact on the estimated fair value of the embedded derivative liability. The share price of our Class A Shares represents the primary underlying variable that impacts the value of the derivative instruments. Additional factors that impact the value of the derivative instruments include the volatility of our stock price, discount rates and stated interest rates. As a result, our consolidated financial statements and results of operations will fluctuate quarterly, based on various factors, such as the share price of our Class A Shares, many of which are outside of our control. In addition, we may change the underlying assumptions used in our valuation model, which could in result in significant fluctuations in our results of operations. If our stock price is volatile, we expect that we will recognize non-cash gains or losses on our warrants or any other similar derivative instruments each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A Shares. In addition, potential targets may seek a blank check company that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial Business Combination with a target business.

Provisions in our Charter and Massachusetts law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A Shares and could entrench management.

Our Charter contains provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred stock, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Massachusetts law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

The rights of the holders of our Class A Shares will be subject to, and may be harmed by, the rights of the holders of any class or series of preferred stock that may be issued in the future. Massachusetts state law also prohibits us from engaging in specified Business Combinations unless the combination is approved or consummated in a prescribed manner.

Provisions in our Charter and Massachusetts law may have the effect of discouraging lawsuits against our directors and officers.

Our Charter requires, unless we consent in writing to the selection of an alternative forum, that the Business Litigation Session of the Superior Court for Suffolk County, Massachusetts and United States District Court for the District of Massachusetts sitting in Boston, Massachusetts shall be the sole and exclusive forum for (a) any derivative action or proceeding brought on behalf of the Corporation, (b) any action asserting a claim for breach of a fiduciary duty owed by any director, officer, employee, or agent of the corporation to the corporation or the corporation’s shareholders, (c) any action asserting a claim arising pursuant to any provision of the MBCA, the Charter, or the bylaws of the corporation, or (d) any action asserting a claim governed by the internal affairs doctrine, in each case subject to said courts having personal jurisdiction over the indispensable parties named as defendants therein, except that the United States District Court of Massachusetts in Boston shall be the sole and exclusive forum for any claim arising under the Securities Act of 1933, as amended, or any claim for which such other courts do not have subject matter jurisdiction including, without limitation, any claim arising under the Securities Exchange Act of 1934, as amended.

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

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Public Shares, you will lose the ability to redeem all such shares in excess of 15% of our Public Shares.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Charter provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the Public Shares issued in the initial public offering without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial Business Combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

The NYSE American may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are now listed on the NYSE American. We cannot assure you that our securities will continue to be listed on the NYSE American in the future or prior to our initial Business Combination. In order to continue listing our securities on the NYSE American prior to our initial Business Combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in shareholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial Business Combination, we will be required to demonstrate compliance with the NYSE American’s initial listing requirements, which are more rigorous than the NYSE American’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE American. For instance, our stock price would generally be required to be at least $3.00 per share and our shareholders’ equity would generally be required to be at least $4,000,000. We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

•

a determination that our Class A Shares are a “penny stock” which will require brokers trading in our Class A Shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our Class A Shares and warrants will be listed on the NYSE American, our units, Class A Shares and warrants will qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE American, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

The Charter contravenes NYSE American rules, and as a result, could lead the NYSE American to suspend trading in the Company’s securities or lead the Company to be delisted from the NYSE American.

NYSE American Rules Section 119(b) requires that a SPAC complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement, which, in our case, would be September 29, 2025. At the Special Meeting, our shareholders approved an amendment to the Charter which allows the board of directors to extend the date by which the Company has to consummate a Business Combination up to twenty-three (23) times for an additional one (1) month each time until up to December 29, 2025. If the board of directors exercises its right to implement twenty (20) of the twenty-three (23) Additional Extensions, such extensions would extend our Deadline Date to 36 months after the effectiveness of our initial public offering registration statement, or the NYSE American Deadline. As a result, if we are unable to complete our Business Combination by such date, we believe we may not be permitted to implement the last three (3) extensions to further extend such date under NYSE American Rules. There is a risk that trading in our securities may be suspended and we may be subject to delisting by the NYSE American on the NYSE American Deadline if the board of directors exercises its right to further extend the Extended Date to up to the Additional Extended Date pursuant to the Charter. We cannot assure you that the NYSE American will not delist our securities in the event we do not complete one or more business combinations by the NYSE American Deadline or that we would be able to successfully appeal such delisting determination. If NYSE American delists our securities, then we would be subject to all of the risks set forth in the risk factor above titled “—The NYSE American may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions”.

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

As a result, if we are deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction.

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

The SEC recently provided guidance that the determination of whether a special purpose acquisition company, like us, is an “investment company” under the Investment Company Act is a facts and circumstances determination requiring individualized analysis and depends on a variety of factors, including a SPAC’s duration, asset composition, business purpose and activities. When applying these factors to us we do not believe that our principal activities will subject us to the Investment Company Act. To this end, the Company was formed for the purpose of completing an initial Business Combination with one or more businesses. Since our inception, our business has been and will continue to be focused on identifying and completing an initial Business Combination, and thereafter, operating the post-transaction business or assets for the long term. Further, we do not plan to buy businesses or assets with a view to resale or profit from their resale and we do not plan to buy unrelated businesses or assets or to be a passive investor.

The funds in the Trust Account may only be (i) held uninvested, (ii) held in an interest-bearing bank demand deposit account, or (iii) held in only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. The longer that the funds in the Trust Account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary of the effective date of the registration statement relating to our initial public offering, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial Business Combination; (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend our Charter to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination before the end of the Combination Period; and (iii) absent an initial Business Combination before the end of the Combination Period, or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, our return of the funds held in the Trust Account to our Public Shareholders as part of our redemption of the Public Shares.

To further mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, we may, in our discretion, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our initial public offering, or September 29, 2024, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash through a variable interest bearing account until the earlier of the consummation of a business combination or our liquidation. Following such liquidation of the assets in our Trust Account, we will likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our Public Shareholders would otherwise receive upon any redemption or liquidation of the Company if the assets in the Trust Account had remained in U.S. government securities or money market funds. This means that the amount available for redemption may not increase in the future.

If we were deemed to be subject to the Investment Company Act, we would need to register as an investment company under the Investment Company Act and compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a Business Combination. We also may be forced to abandon our efforts to complete an initial Business Combination and instead be required to liquidate the Trust Account. If we are unable to complete our initial Business Combination, our Public Shareholders would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our securities following such a Business Combination, and may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders.

We may be subject to the Excise Tax included in the Inflation Reduction Act of 2022 in the event of a liquidation or in connection with redemptions of our common stock after December 31, 2022.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (H.R. 5376) (the “IRA”), which, among other things, imposes a new 1% U.S. federal excise tax on certain repurchases (including certain redemptions) of stock by publicly traded domestic (i.e. U.S.) corporations and certain domestic subsidiaries of publicly traded foreign (i.e., non-U.S.) corporations (each, a “Covered Corporation”) (the “Excise Tax”). Because we are a Massachusetts corporation and our securities are trading on NYSE American, we are a “covered corporation” within the meaning of the IR Act The Excise Tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax.

On December 27, 2022, the U.S. Department of the Treasury (the “Treasury”) published Notice 2023-2, which provided clarification on some aspects of the application of the Excise Tax, including with respect to some transactions in which SPACs typically engage. In the notice, the Treasury appears to have intended to exempt from the Excise Tax any distributions by a covered corporation in the same year it completely liquidates, which may include those that occur in connection with redemptions, but such guidance is far from clear. On June 29, 2023, the U.S. Internal Revenue Service issued Announcement 2023-18, which provides that, prior to the time specified in the forthcoming regulations, taxpayers are not required to report or pay the Excise Tax. However, this suspension of the reporting and payment of the Excise Tax is temporary. Consequently, a substantial risk remains that any redemptions by us, including those made in connection with the Extension, would be subject to the Excise Tax, including in circumstances where we either engage in a business combination in 2024 in which we do not issue shares sufficient to offset our redemptions in 2024 or we liquidate later in 2024.

Because the application of the Excise Tax is not entirely clear, any repurchase effected by us, including any redemptions treated as repurchases in connection with the Extension, the initial business combination or otherwise, may be subject to the Excise Tax. Whether and to what extent we would be subject to the Excise Tax on a redemption of Public Shares or other stock issued by us would depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the Excise Tax, (ii) the fair market value of the redemption treated as a repurchase of stock in connection with our initial business combination, the Extension or otherwise (iii) the structure of the initial business combination, (iv) the nature and amount of any “PIPE” or other equity issuances by us (whether in connection with the initial business combination or otherwise) within the same taxable year of a redemption treated as a repurchase of stock, and (v) the content of forthcoming regulations and other guidance from the U.S. Department of the Treasury. The Excise Tax would be payable by us, and not by the redeeming holder, and the mechanics of any required reporting and payment of the Excise Tax have not yet been determined. Funds in our Trust Account, including any interest earned thereon, will not be used to pay for any Excise Tax liabilities with respect to any redemptions that occur prior to or in connection with a business combination or liquidation of the Company. The imposition of the Excise Tax could cause a reduction in the cash available on hand to complete an initial business combination or for effecting redemptions and may affect our ability to complete an initial business combination.

You will not be permitted to exercise your warrants unless we register and qualify the underlying Class A Shares or certain exemptions are available.

If the issuance of the Class A Shares upon exercise of the warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of warrants will not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A Shares included in the units.

We have not registered the Class A Shares issuable upon exercise of the warrants under the Securities Act or any state securities laws. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 15 business days, after the closing of our initial Business Combination, we will use our best efforts to file with the SEC a registration statement covering the registration under the Securities Act of the Class A Shares issuable upon exercise of the warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our initial Business Combination and to maintain a current prospectus relating to the Class A Shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

If the Class A Shares issuable upon exercise of the warrants are not registered under the Securities Act, under the terms of the warrant agreement, holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and, instead, will be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption.

In no event will warrants be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available.

If our Class A Shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act, we may, at our option, not permit holders of warrants who seek to exercise their warrants to do so for cash and, instead, require them to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act; in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares underlying the warrants under applicable state securities laws, and in the event we do not so elect, we will use our best efforts to register or qualify the shares underlying the warrants under applicable state securities laws to the extent an exemption is not available.

In no event will we be required to net cash settle any warrant, or issue securities (other than upon a cashless exercise as described above) or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws.

You may only be able to exercise your Public Warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer Class A Shares from such exercise than if you were to exercise such warrants for cash.

The warrant agreement provides that in the following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the Class A Shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the warrant agreement; and (ii) if we have so elected and the Class A Shares at the time of any exercise of a warrant are not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act. If you exercise your Public Warrants on a cashless basis under the circumstances described in clauses (i) and (ii) in the preceding sentence, you would pay the warrant exercise price by surrendering the warrants for that number of Class A Shares equal to the quotient obtained by dividing (x) the product of the number of Class A Shares underlying the warrants, multiplied by the excess of the “fair market value” of our Class A Shares (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the Class A Shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer Class A Shares from such exercise than if you were to exercise such warrants for cash.

The grant of registration rights to our initial shareholders and holders of our Private Placement Warrants may make it more difficult to complete our initial Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A Shares.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in the initial public offering, our initial shareholders, the holders of our Private Placement Warrants, the holders of warrants that may be issued upon conversion of working capital loans and Contributions and their permitted transferees can demand that we register the Class A Shares into which Founder Shares are convertible, the Private Placement Warrants and the Class A Shares issuable upon exercise of the Private Placement Warrants, the Class A Shares issuable upon conversion of warrants that may be issued upon conversion of working capital loans and Contributions, any Class A Shares issuable to our Sponsor upon conversion of the Overfunding Loans and any other securities of the company acquired by them prior to the consummation of our initial Business Combination. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A Shares. In addition, the existence of the registration rights may make our initial Business Combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A Shares that is expected when the shares of common stock owned by our initial shareholders, holders of our Private Placement Warrants or holders of our working capital loans or their respective permitted transferees are registered.

We may issue additional Class A Shares or shares of preferred stock to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A Shares upon the conversion of the Founder Shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our Charter. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our Charter authorizes the issuance of up to 35,000,000 Class A Shares, 5,000,000 Class B Shares, and 1,000,000 shares of preferred stock. The Class B Shares are automatically convertible into Class A Shares at any time prior to the consummation of the initial Business Combination, at the option of the holder, as well as concurrently with or immediately following the consummation of our initial Business Combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our Charter. There are no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional Class A Shares or shares of preferred stock to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A Shares upon conversion of the Class B Shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions as set forth therein. However, our Charter provides, among other things, that prior to our initial Business Combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with our Public Shares (a) on any initial Business Combination or (b) to approve an amendment to our Charter to (x) extend the time we have to consummate a Business Combination beyond the Combination Period or (y) amend the foregoing provisions. These provisions of our Charter, like all provisions of our Charter, may be amended with a shareholder vote. The issuance of additional shares of common stock or shares of preferred stock:

•	may significantly dilute the equity interest of investors in our initial public offering;

•	may subordinate the rights of holders of Class A Shares if shares of preferred stock are issued with rights senior to those afforded our Class A Shares;

•

could cause a change in control if a substantial number of Class A Shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, Public Shares and/or Public Warrants.

Unlike some other similarly structured special purpose acquisition companies, our initial shareholders will receive additional Class A Shares if we issue certain shares to consummate an initial Business Combination.

The Founder Shares, if not earlier converted at the option of the holder, will automatically convert into Class A Shares concurrently with or immediately following the consummation of our initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A Shares or equity-linked securities are issued or deemed issued in connection with our initial Business Combination, the number of Class A Shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of Class A Shares outstanding after such conversion (after giving effect to any redemptions of Public Shares by Public Shareholders), including the total number of Class A Shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A Shares or equity-linked securities or rights exercisable for or convertible into Class A Shares issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to our Sponsor, officers or directors upon conversion of working capital loans and Contributions and any Class A Shares issued to our Sponsor upon conversion of the Overfunding Loans. In no event will the conversion of the Founder Shares occur on a less than one-for-one basis. This is different than some other similarly structured special purpose acquisition companies in which the initial shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to our initial Business Combination.

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

We may not have sufficient liquidity to meet our anticipated obligations over the next year from the issuance of these financial statements. In connection with our assessment of going concern considerations in accordance with FASB ASC 205-40, “Basis of Presentation – Going Concern,” we have until April 29, 2024 (or up to December 29, 2025, if extended) to consummate a Business Combination. Although the Company intends to complete a Business Combination within the Completion Period, there can be no assurance that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Accordingly, the Company’s management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern.

Past performance by our management team and their affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team or businesses associated with them is presented for informational purposes only. Past performance by our management team, including with respect to each of dMY Technology Group, Inc. (“dMY I”), dMY Technology Group, Inc. II (“dMY II”), dMY Technology Group, Inc. III (“dMY III”), dMY Technology Group IV (“dMY IV”), dMY Technology Group, Inc. VI (“dMY VI”), and Coliseum is not a guarantee either (i) of success with respect to any Business Combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial Business Combination. You should not rely on the historical record of the performance of our management team or businesses associated with them, including dMY I, dMY II, dMY III, dMY IV, dMY VI, and Coliseum as indicative of our future performance of an investment in us or the returns we will, or is likely to, generate going forward.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A Shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY

As a blank check company, we have no operations and therefore do not have any operations of our own that face cybersecurity threats. However, we do depend on the digital technologies of third parties, and as noted in “Item 1A. Risk Factors” of this Form 10-K, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. Our board of directors oversees risk for our Company, and prior to filings with the SEC, our board of directors reviews our risk factors, including the descriptions of the risks we face from cybersecurity threats, as described in “Item 1A. Risk Factors” of this Form 10-K.

ITEM 2. PROPERTIES.

We currently utilize office space at 1180 North Town Center Drive, Suite 100, Las Vegas, Nevada 89144 from our Sponsor and the members of our management team. Under the administrative services agreement, dated October 4, 2022, between the Company and the Sponsor, we have been paying our Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our management team. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our units, Class A Shares and warrants are traded on NYSE American under the symbols “DMYY.U,” “DMYY” and “DMYY.WS,” respectively.

Holders

As of April 1, 2024, there was one holder of record of our units, one holder of record of our Class A Shares, one holder of record of our Class B Shares, one holder of record of our Public Warrants and one holder of record of our Private Placement Warrants.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Use of Proceeds

On March 16, 2022, we issued to our Sponsor an aggregate of 2,875,000 Founder Shares for a total purchase price of $25,000, or approximately $0.009 per share. On September 8, 2022, our Sponsor surrendered to us 718,750 Founder Shares for no consideration, resulting in our Sponsor owning 2,156,250 Founder Shares and increasing the approximate price paid per Founder Share to $0.012. On September 29, 2022, our Sponsor surrendered to us an additional 431,250 Founder Shares for no consideration, resulting in our Sponsor owning 1,725,000 Founder Shares and increasing the approximate price paid per Founder Share to $0.015. On October 7, 2022, the underwriter exercised its over-allotment option in part, and on October 11, 2022, the underwriter purchased 319,000 Over-Allotment Units, generating gross proceeds of approximately $3.2 million. The underwriter waived the remainder of its over-allotment option. Accordingly, the Sponsor forfeited 145,250 Founder Shares on October 11, 2022. No underwriting discounts or commissions were paid with respect to such sales of Founder Shares. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On October 4, 2022, we consummated our initial public offering of 6,000,000 units at a price of $10.00 per unit, generating net proceeds to the Company of $59,135,000 (after giving effect to the reimbursement of certain of the Company’s expenses and the upfront portion of the underwriter’s discount, equal to $0.14 per unit). The securities sold in our initial public offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-267381). The SEC declared the registration statement effective on September 29, 2022.

Simultaneously with the consummation of the initial public offering, we completed an Initial Private Placement of an aggregate of 2,840,000 Initial Private Placement Warrants to our Sponsor at a purchase price of $1.00 per Initial Private Placement Warrant, generating gross proceeds of $8,840,000. On October 11, 2022, simultaneously with the sale of the underwriter’s Over-Allotment Units, the Company completed an Additional Private Placement with our Sponsor for 44,660 Additional Private Placement Warrants at a price of $1.00 per Additional Private Placement Warrant, generating proceeds to the Company of $44,660. In addition, concurrently with the closing of the initial public offering, our Sponsor extended an Initial Overfunding Loan to the Company in the amount of $900,000 at no interest, to be deposited in the Trust Account. On October 11, 2022, simultaneously with the sale of the Over-Allotment Units, our Sponsor extended an Additional Overfunding Loan to the Company in an aggregate amount of $47,850, to be deposited in the Trust Account. No underwriting discounts or commissions were paid with respect to the Private Placement or Overfunding Loans. These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Upon the closing of the initial public offering, the Private Placement and the Overfunding Loans, approximately $64.1 million ($10.15 per unit) of the net proceeds of the sale of the units, Over-Allotment Units, and the Private Placement Warrants and the proceeds from the Overfunding Loans were placed in the Trust Account.

Repurchases

None.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Form 10-K.

Overview

Our company, dMY Squared Technology Group, Inc., is a blank check company incorporated in Massachusetts. We were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

As of December 31, 2023, we had not commenced any operations. All activity for the period from February 15, 2022 (inception) through December 31, 2023 relates to our formation and the initial public offering as described below, and since the closing of the initial public offering, the search for a prospective initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income from the proceeds derived from the initial public offering.

Our sponsor is dMY Squared Sponsor, LLC, a Delaware limited liability company. The registration statement for our initial public offering was declared effective on September 29, 2022. On October 4, 2022, we consummated its initial public offering of 6,000,000 units, at $10.00 per unit, generating gross proceeds of $60.0 million, and incurring offering costs of approximately $3.7 million, of which $2.1 million and approximately $26,000 was for deferred underwriting commissions and offering costs allocated to derivate warrant liabilities, respectively. On October 7, 2022, the underwriter exercised its over-allotment option in part, and on October 11, 2022, the underwriter purchased 319,000 Over-Allotment Units, generating gross proceeds of approximately $3.2 million. The underwriter waived the remainder of its over-allotment option. We incurred additional offering costs of approximately $156,000 in connection with the underwriter’s partial exercise of its over-allotment option (of which approximately $112,000 was for deferred underwriting fees).

Simultaneously with the closing of the initial public offering, we consummated the Private Placement of 2,840,000 Initial Private Placement Warrants, at a price of $1.00 per Initial Private Placement Warrant to our Sponsor, generating proceeds of approximately $2.8 million. On October 11, 2022, simultaneously with the issuance and sale of the Over-Allotment Units, we consummated the sale of 44,660 Additional Private Placement Warrants generating additional gross proceeds of approximately $45,000.

In addition, concurrently with the closing of the initial public offering, our Sponsor extended an Initial Overfunding Loan to the Company in the amount of $900,000 at no interest, to be deposited in the Trust Account. On October 11, 2022, simultaneously with the sale of the Over-Allotment Units, our Sponsor extended an Additional Overfunding Loan to the Company in an aggregate amount of $47,850, to be deposited in the Trust Account.

Upon the closing of the initial public offering, the Private Placement and the Overfunding Loans, approximately $64.1 million ($10.15 per unit) of the net proceeds of the sale of the units, Over-Allotment Units, and the Private Placement Warrants and the proceeds from the Overfunding Loans were placed in the Trust Account and were invested in United States government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination, (ii) the redemption of Public Shares properly submitted in connection with a shareholder vote to amend our Amended and Restated Articles of Organization to modify the substance or timing of our of our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, and (iii) our return of the funds held in the Trust Account to our Public Shareholders as part of our redemption of the Public Shares if we do not complete an initial Business Combination during the Combination Period. At the Special Meeting on January 2, 2024, the Company’s shareholders approved an amendment to the Investment Management Trust Agreement, permitting the trustee to, in a timely manner, upon the written instruction of the Company, (i) hold funds uninvested, (ii) hold funds in an interest-bearing bank demand deposit account, or (iii) invest and reinvest the Property in solely United States government securities within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less, or in money market funds meeting the conditions of Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations. The trustee is not permitted to invest in other securities or assets. Investing in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities. Instead, the Trust Account is intended as a holding place for funds pending the use of such funds upon completion of a Business Combination or distribution upon redemption of our Public Shares.

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

We provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholders’ meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a Business Combination or conduct a tender offer will be made by us, solely in our discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account. The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter.

We initially had 15 months from the closing of the initial public offering, or January 4, 2024, to consummate an initial Business Combination. On January 2, 2024, the Company held a Special Meeting. At the Special Meeting, the Company’s shareholders approved an amendment of the Company’s Charter to extend the date by which the Company has to consummate a Business Combination up to twenty-three (23) times for an additional one (1) month each time from January 4, 2024 to January 29, 2024 and to allow the Company, without another shareholder vote, by resolution of the board of directors, to elect to further extend the Extended Date up to twenty-three times for an additional one month each time, until up to December 29, 2025, only if the Sponsor or its designee would deposit into the Trust Account as a loan, (i) on or before January 4, 2024, with respect to the initial extension, an amount of $41,667, and (ii) one business day following the public announcement by us disclosing that the board of directors has determined to implement an additional monthly extension, with respect to each such Additional Extension, an amount of $50,000. In connection with the shareholder approval of the Extension, an aggregate of 3,980,414 Public Shares were redeemed, and the Company paid approximately $40.4 million accordingly on January 4, 2024.

At the Special Meeting, the Company’s shareholders also approved proposals to (1) amend the Charter to provide for the right of a holder of Class B Shares to convert its Class B Shares into Class A Shares on a one-for-one basis at any time and from time to time at the election of the holder; (2) amend the Charter to eliminate from the Charter (i) the limitation that we may not redeem Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 and (ii) the limitation that we shall not consummate a Business Combination unless we have net tangible assets of at least $5,000,001; (3) amend the Charter to permit the board of directors, in its sole discretion, to elect to wind up our operations on an earlier date than the Extended Date or Additional Extended Date, as applicable, as determined by the board of directors and included in a public announcement ; and (4) amend the Investment Management Trust Agreement to reflect the Extension and the Liquidation Amendment.

In connection with the approval of the Extension, our Sponsor, its affiliates, or its designees will deposit into the Trust Account, as a loan, (i) on or before January 4, 2024, with respect to the Initial Extension, an amount of $41,667, and (ii) one business day following the public announcement by us disclosing that the board of directors has determined to implement an additional monthly extension, with respect to each such Additional Extension, an amount of $50,000.

In connection with the Contribution and advances our Sponsor may make in the future to us for working capital expenses, on January 2, 2024, we issued a convertible promissory note to Harry L. You, our Chairman and Chief Financial Officer and an affiliate of our Sponsor, with a principal amount up to $1.75 million. The Convertible Note bears no interest and is repayable on the earlier of: (i) the date on which we consummate an initial Business Combination and (ii) the liquidation date. If we do not consummate a Business Combination before the end of the Combination Period, the Convertible Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon the consummation of our initial Business Combination, the outstanding principal of the Convertible Note may be converted into warrants, at a price of $1.00 per warrant, at the option of the Payee.

Since January 2, 2024, our board of directors has elected to extend our liquidation date to April 29, 2024. Accordingly, we have drawn down from the Convertible Note and deposited $191,667 into the Trust Account in connection with such extension.

If we are unable to complete a Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter subject to lawfully available funds therefor, redeem one hundred percent (100%) of the Offering Shares in consideration of a per-share price, payable in cash, equal to the quotient obtained by dividing (A) the aggregate amount then on deposit in the Trust Account, including interest not previously released to the Corporation to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), by (B) the total number of then outstanding Offering Shares, which redemption will completely extinguish rights of the Public Shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Board in accordance with applicable law, dissolve and liquidate, subject in each case to the Corporation’s obligations under the MBCA to provide for claims of creditors and other requirements of applicable law.

Going Concern Consideration

As of December 31, 2023, we had de minimis cash and working capital deficit of approximately $2.0 million (including tax obligations of approximately $885,000 that may be paid using investment income earned in Trust Account). Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.

On March 3, 2022, the Sponsor agreed to loan the Company an aggregate amount of up to $200,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). Prior to the consummation of the initial public offering, our liquidity needs were satisfied through the payment of $25,000 from our Sponsor to purchase Founder Shares and a loan under the Note in the amount of approximately $145,000. The Company fully repaid the Note balance on October 4, 2022. The Note was no longer available to the Company after closing of its initial public offering. Subsequent to the closing of the initial public offering, our liquidity needs have been satisfied through the net proceeds from the consummation of the initial public offering and the Private Placement Warrants held outside of the Trust Account and advances from related parties totaling approximately $185,000 as of December 31, 2023. Subsequent to December 31, 2023, the Company borrowed an additional amount of approximately $155,000 from related parties, and then paid back approximately $167,000, reducing the total advances amount outstanding to approximately $173,000.

In addition, in order to provide the Contribution and to finance transaction costs in connection with a Business Combination, the Company issued the Convertible Note to an affiliate of the Sponsor with a principal amount up to $1.75 million on January 2, 2024 as discussed above. From January through March 2024, the Company borrowed $191,667 under the Convertible Note and contributed such amount into the Trust Account in connection with extensions to extend the Combination Period to April 29, 2024.

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

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of the financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

On October 7, 2023, Hamas militants and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of terror attacks on civilian and military targets. The intensity and duration of Israel’s current war against Hamas is difficult to predict, and as are such war’s economic implications on the Company’s business and operations and on Israel’s economy in general. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2023, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax on a redemption of Public Shares or other stock of the Company in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the excise tax, (ii) the fair market value of the redemption treated as a repurchase of stock in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any private investment in public equity (PIPE) financing or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a redemption treated as a repurchase of stock) and (iv) the content of regulations and other guidance from the Treasury. As noted above, because the excise tax would be payable by the Company and not by the redeeming holder. The imposition of the excise tax has not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination or for effecting redemptions and may affect in the Company’s ability to complete a Business Combination.

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

Results of Operations

Our entire activity from February 15, 2022 (inception) through December 31, 2023 is related to our formation and the preparation for our initial public offering, and since the closing of our initial public offering, the search for a prospective initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of investment income from the Trust Account. We will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our derivative liabilities at each reporting period.

For the year ended December 31, 2023, we had net income of approximately $2.3 million, which consisted of approximately $1.6 million of the change in fair value of the derivative warrant liabilities and approximately $3.1 million of interest income from operating account and investments held in Trust Account, partially offset by approximately $1.5 million of general and administrative expenses (of which $120,000 was for administrative expenses paid to our Sponsor) and approximately $947,000 of tax expenses.

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

Contractual Obligations

Administrative Services Agreement

On October 4, 2022, we entered into an agreement pursuant to which we agreed to pay our Sponsor $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or our liquidation, we will cease paying these monthly fees. We recorded $120,000 and $30,000 in connection with such fees during the year ended December 31, 2023 and during the period from February 15, 2022 (inception) through December 31, 2022 in the accompanying statements of operations, respectively. We prepaid $150,000 in connection with such fees and had an unused balance of $50,000 in prepaid expenses recorded in the accompanying balance sheets as of December 31, 2022. Such prepaid amount was used up and as of December 31, 2023, we recorded an outstanding balance of $70,000 in connection with such fees in accrued expenses in the accompanying balance sheet.

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

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans and the Contributions (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and the Contributions and upon conversion of the Founder Shares and the Overfunding Loans), will be entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon the consummation of the initial public offering. These holders will be entitled to certain demand and “piggyback” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

The underwriter was entitled to an additional fee of approximately $45,000, which was paid upon closing of the over-allotment option, and approximately $112,000 in deferred underwriting commissions in connection with the consummation of the underwriter’s partial exercise of its over-allotment option.

Overfunding Loans

Simultaneously with the closing of the initial public offering, the Sponsor extended the Overfunding Loan to the Company in an aggregate amount of $900,000. On October 11, 2022, simultaneously with the sale of the Over-Allotment Units, the Sponsor extended the Additional Overfunding Loan to the Company in an amount of $47,850, for an aggregate outstanding principal amount of $947,850 to be deposited in the Trust Account. Upon the closing of the initial Business Combination, the Overfunding Loans will be repaid or converted into Class A Shares at a conversion price of $10.00 per share (or a combination of both), at the Sponsor’s discretion. If the Company does not complete an initial Business Combination, it will not repay the Overfunding Loans from amounts held in the Trust Account, and its proceeds will be distributed to the Public Shareholders; however, the Company may repay the Overfunding Loans if there are funds available outside the Trust Account to do so.

Convertible Promissory Note

In connection with the Contribution and advances our Sponsor may make in the future to our company for working capital expenses, on January 2, 2024, we issued a Convertible Note to an affiliate of our Sponsor with a principal amount up to $1.75 million. The Convertible Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of our initial Business Combination, or (b) the date of our liquidation. If we do not consummate an initial Business Combination by the end of the Combination Period, the Convertible Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon the consummation of our initial Business Combination, the outstanding principal of the Convertible Note may be converted into warrants, at a price of $1.00 per warrant, at the option of the New Sponsor. Such warrants will have terms identical to the Private Placement Warrants.

From January through March 2024, we borrowed $191,667 under the Convertible Note and contributed such amount into the Trust Account in connection with extensions to extend the Combination Period.

The option to convert the Convertible Note into warrants qualifies as an embedded derivative under ASC 815 and is required to be recognized at fair value with subsequent changes in fair value recognized in our statements of operations each reporting period until the Convertible Note is repaid or converted.

Critical Accounting Estimates

The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liabilities

The warrants issued in connection with Public Warrants and the Private Placement Warrants were recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognized the warrant instruments as liabilities at fair value and will adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value will be recognized in the statements of operations. The fair value of the Public Warrants and Private Placement Warrants were initially measured at fair value using the Black-Scholes model and the Monte Carlo simulation model, respectively. Beginning in December 2022, the fair value of Public Warrants has been measured based on the listed market price of such Public Warrants. The estimated fair value of the Private Placement Warrants was subsequently determined using the Monte Carlo simulation method with Level 3 inputs. The determination of the fair value of the derivative warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(b)(1) of Regulation S-K and did not have any commitments or contractual obligations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information appears following Item 15 of this Form 10-K and is incorporated herein by reference.

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

As of December 31, 2023, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(3) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, using the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

This Form
10-K
does not include an attestation report of our independent registered public accounting firm due to
our status as an emerging growth company under the JOBS Act.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the period covered by this Form
10-K
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age*	Position
Niccolo de Masi	43	Chief Executive Officer and Director

Harry L. You	64	Chief Financial Officer, Chairman and Director

Darla Anderson	64	Director

Francesca Luthi	48	Director

Constance Weaver	71	Director

Charles Wert	79	Director

Niccolo de Masi has been our Chief Executive Officer (until March 15, 2023, with the title of Co-Chief Executive Officer) and a Director since March 3, 2022. Mr. de Masi is also a director of Planet Labs PBC (“Planet Labs”) (NYSE: PL), of Rush Street Interactive, Inc. (NYSE: RSI), and of IonQ, Inc. (NYSE: IONQ). He is also currently a member of the Compensation Committee at Rush Street Interactive, and previously served as a member of the Compensation Committee at IonQ. Inc. Mr. de Masi is also the non-executive chairman of June UK Topco Jersey Limited, of which Jagex Limited is a wholly-owned indirect subsidiary. Mr. de Masi was the chief executive officer and a director of dMY VI from September 2021 to April 2023. Mr. de Masi served as a director of Genius Sports Limited (NYSE: GENI) from April 2021 until December 2023. Mr. de Masi was a member of the board of directors of Glu Mobile, Inc. (Nasdaq: GLUU) (“Glu”), from January 2010 to April 2021, and served as chairman from December 2014 to April 2021, as interim chairman from July 2014 to December 2014 and as president and chief executive officer from January 2010 to November 2016. Mr. de Masi was the chief innovation officer at Resideo Technologies, Inc. (NYSE: REZI) from February 2019 to March 2020, a member of its board of directors from October 2018 until January 2020, and was president of products and solutions from February 2019 until January 2020. Mr. de Masi served as the president of Essential from November 2016 to October 2018. Mr. de Masi served on the board of directors of Xura and its audit committee from November 2015 until August 2016. From 2008 to 2009, Mr. de Masi led Hands-On Mobile as its chief executive officer. From 2004 to 2007, Mr. de Masi was the chief executive officer of Monstermob. Mr. de Masi serves on the Leadership Council of the UCLA Grand Challenges. Mr. de Masi received his B.A. and MSci. degrees in physics from Cambridge University. Mr. de Masi’s qualifications to serve on our board of directors include his extensive leadership experience in the mobile app space, his track record in our target industry and his network of contacts in the technology sector.

Harry L. You, 64, has been our Chairman and a Director since March 3, 2022, as well as Chief Financial Officer since February 15, 2022. From March 3, 2022 until his resignation on March 15, 2023, Mr. You also served as our Co-Chief Executive Officer. Mr. You also has served as Chairman of the Board of Coliseum since June 26, 2023, and served as interim Chief Executive Officer and Chief Financial Officer from June 2023 until the appointment of Charles Wert and Oanh Truong into such roles in July 2023. He has also been a member of the Audit Committee of Broadcom Inc. since January 2019 as well as Chairman of the Compensation Committee and a member of the Executive Committee of the Board of Directors of Broadcom. Previously, he was Chief Financial Officer from September 2016 to August 2019 and President in May 2019 and from September 2016 to February 2019 of GTY, a software as a service company that offers cloud-based solutions for the public sector. He was Executive Vice President in the Office of the Chairman of EMC Corporation (“EMC”) from 2008 to 2016. When Mr. You joined EMC in 2008, he oversaw corporate strategy and new business development, including mergers and acquisitions, joint ventures and venture capital activity. He was Chief Executive Officer from 2005 to 2007 and Interim Chief Financial Officer from 2005 to 2006 of BearingPoint Inc. He was Executive Vice President and Chief Financial Officer of Oracle Corporation from 2004 to 2005. Prior to joining Oracle, he held several key positions in finance, including as Chief Financial Officer of Accenture Ltd. and managing director in the Investment Banking Division of Morgan Stanley. He has also served as a trustee of the U.S. Olympic Committee Foundation from 2016 to 2022. Mr. You also currently serves as a director and Chairman of the Audit Committee of IonQ, Inc., a role he has held since October 2021. Mr. You served as Vice Chairman of the board of GTY from February 2019 to July 2022 and as director of Coupang, Inc. from January 2021 to June 2023, Genius Sports Limited from April 2021 to December 2022, Rush Street Interactive, Inc. from September 2019 to June 2022, dMY Technology Group, Inc. II (a special purpose acquisition company) from June 2020 to April 2021, dMY Technology Group, Inc. IV (a special purpose acquisition company) from December 2020 to April 2023, and Korn/Ferry International from 2005 to 2016. Mr. You holds an M.A. in Economics from Yale University and a B.A. in Economics from Harvard College. The board of directors has determined that Mr. You is well-qualified to serve on our board of directors due to his extensive and varied deal experience throughout his career, including his experience structuring Dell Technologies Inc.’s $67 billion acquisition of EMC as EMC’s Executive Vice President, his network of contacts in the technology sector, and his prior special purpose acquisition company experience with GTY and six other special purpose acquisition companies (dMY I, dMY II, dMY III, dMY IV, dMY VI, and Coliseum).

Darla K. Anderson has served on our board of directors since the completion of the initial public offering. Ms. Anderson is an Academy Award and Golden Globe winning feature film producer. From 1993 to March 2018, Ms. Anderson was a producer at Pixar Animation Studios, where she produced films such as “Coco,” “Toy Story 3,” “Cars,” “A Bug’s Life,” “Monsters, Inc.” Following her tenure at Pixar, Ms. Anderson joined Netflix as a producer. Ms. Anderson was elected to the Producers Council Board of the Producers Guild of America in July 2008. Prior to joining Pixar, Ms. Anderson worked with Angel Studios as the executive producer of their commercial division. Ms. Anderson served as a member of the board of directors of Glu (Nasdaq: GLUU) from March 2019 to April 2021 and was a director of dMY VI from September 2021 to April 2023. Ms. Anderson holds a Bachelor of Arts degree in Environmental Science from San Diego State University. Ms. Anderson’s qualifications to serve on our board of directors include her substantial leadership experience in the entertainment industry.

Francesca Luthi has served on our board of directors since the completion of the initial public offering. Ms. Luthi currently serves as the executive vice president and chief operating officer at Assurant, Inc. (“Assurant”) since November 2023 with oversight for the company’s global operations, centers of excellence for AI, customer experience and analytics, among other responsibilities. She is also currently a member of the Management Committee of Assurant. After joining Assurant in 2012, Ms. Luthi was the senior vice president of investor relations, marketing and communications from 2014 until 2015, and the chief communications and marketing officer from 2016 to 2020. In 2020, she was appointed chief administrative officer of Assurant with oversight for several key functional areas including investor relations and sustainability, communications and marketing, human resources, procurement and corporate real estate. Prior to joining Assurant, Ms. Luthi served as the senior vice president of corporate communication and investor relations at R1 RCM. Before this, Ms. Luthi held senior-level investor relations and communication roles at BearingPoint and Accenture. Ms. Luthi also helped establish the investor relations department at Omnicom Group after serving as a financial analyst in the Investment Banking Division at Morgan Stanley. Ms. Luthi was a director of dMY VI from September 2021 to April 2023. Ms. Luthi sits on the board of directors of the National Ability Center, empowering individuals of all abilities to build self esteem and lifetime skills through sport, recreation, and educational programs. Ms. Luthi holds a Bachelor of Science degree in Economics from Georgetown University’s School of Foreign Service. Ms. Luthi’s qualifications to serve on our board of directors include her financial and business strategy expertise.

Constance (Connie) K. Weaver has served on our board of directors since the completion of the initial public offering. Ms. Weaver has also served as Chief Marketing Officer and member of the operating committee for Equitable Holdings, Inc. (NYSE: EQH) since July 2020 and serves on Equitable Holdings’ ESG Committee. Prior to joining Equitable, Ms. Weaver served as Senior Executive Vice President and Chief Marketing & Communications Officer at TIAA from 2010 to 2017, where she oversaw the transformation of ITAA’s marketing strategy, digital experience, and brand. Previously, she was Senior Vice President and Chief Marketing Officer at The Hartford from 2008 to 2010, and served as Executive Vice President and Chief Marketing Officer of AT&T. She has also led award-winning organizations in investor relations and marketing as an executive at BearingPoint (2006-2008), AT&T (1996-2006), Microsoft (1995-1996), MCI (1990-1995) and McGraw-Hill (1980-1990). Ms. Weaver has diverse board and advisory experience, having served on the boards of several corporate and non-profit entities. She currently serves on the boards of Make-A-Wish America and National Council on Aging, where she serves as Board Treasurer and Chair of the Finance and Investment Committee. She also currently serves on the boards of National Endowment for Financial Education and Connecticut Public Media, among others, and formerly as a director of Waddell & Reed, Citizens Inc. (CIA) (2018-2021), Westchester Group Management Holding Company (formerly Silverado Premium Properties – 2011-2015) and Primark Corp. (1994-2000). Ms. Weaver holds a Bachelor of Science with Honors in Textile Science and Marketing from the University of Maryland and has completed the executive financial management programs at Stanford University and Wharton School of Business, the executive marketing management program at Columbia University, and the global strategic planning program at IMEDE (Switzerland).

Charles E. Wert has served on our board of directors since the completion of the initial public offering. Mr. Wert has served as the Chief Executive Officer of Coliseum (Nasdaq: MITA) since July 25, 2023, and as a member of Coliseum’s board of directors since August 15, 2023. Mr. Wert served as a director and chairman of the audit committee of GTY (Nasdaq: GTYH) from completion of its initial public offering in 2016 until the completion of its merger with GI. From 2014 to 2016, Mr. Wert served as the vice chairman and as a director at Evercore Trust Company, N.A. (“Evercore”), which he formed and organized and was previously the president and chief executive officer from 2009 to 2014. Prior to joining Evercore, Mr. Wert served as an executive vice president and senior trust officer of U.S. Trust Company N.A. for over 20 years. Mr. Wert also founded United Mercantile Bank and Trust Company and served as its president and senior trust officer from 1982 until 1987. Mr. Wert is the principal of Fiduciary Resolutions, where he has been a fiduciary expert since June 2016, providing expert witness services and analysis as well as reviewing corporate governance and other processes use by fiduciaries. Mr. Wert holds a bachelor’s degree in Business Administration and Finance from California State University at Los Angeles. Mr. Wert’s qualifications to serve on our board of directors include his track record and leadership experience at GTY, Evercore, U.S. Trust Company N.A. and United Mercantile Bank and Trust Company.

Number and Terms of Office of Officers and Directors

Our board of directors consists of six members and is divided into three classes with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. In accordance with the NYSE American corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on the NYSE American. We have not and may not hold an annual meeting of shareholders to elect new directors prior to the consummation of our initial Business Combination. The Company’s first annual meeting of shareholders would be held at a future date to be determined by the post-Business Combination company. The term of office of the first class of directors, consisting of Ms. Anderson and Ms. Luthi, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Ms. Weaver and Mr. Wert, will expire at the second annual meeting of shareholders. The term of office of the third class of directors, consisting of Mr. You and Mr. de Masi, will expire at the third annual meeting of shareholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our Charter.

Committees of the Board of Directors

Our board of directors have three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. The rules of the NYSE American and Rule 10A-3 of the Exchange Act require that the audit committee consist of three members, all of whom must be independent directors, and compensation committee be comprised of at least two members, all of whom must be independent directors.

Audit Committee

We have established an audit committee of the board of directors. Ms. Luthi, Ms. Weaver and Mr. Wert serve as members of our audit committee, and Ms. Luthi chairs the audit committee. All members of our audit committee are independent of and unaffiliated with our Sponsor and our underwriter.

Each member of the audit committee is financially literate, and our board of directors has determined that Ms. Luthi qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

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

Notwithstanding the foregoing, as indicated above, other than the payment to our Sponsor of $10,000 per month until the completion of our initial Business Combination, for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial Business Combination. Accordingly, it is likely that prior to the consummation of an initial Business Combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial Business Combination.

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

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the board of directors. The members of our nominating and corporate governance are Ms. Weaver, Ms. Luthi and Mr. Wert. Ms. Weaver serves as chair of the nominating and corporate governance committee.

We have adopted a nominating and corporate governance committee charter that complies with the rules of the NYSE American and that details the purpose and responsibilities of the nominating and corporate governance committee, including:

•

screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board of directors, and recommending to the board of directors candidates for nomination for election at the annual meeting of shareholders or to fill vacancies on the board of directors;

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

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity, including Coliseum, which are sponsored by affiliates of our Sponsor. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations (including Coliseum), he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity. Our Charter provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial Business Combination.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Niccolo de Masi	IonQ, Inc.	Quantum computing	Director

	Planet Labs, Inc.	Earth observation and analysis company	Director

	Rush Street Interactive, Inc.	Online casino and sports wagering company	Director

	June UK Topco Jersey Limited	Online gaming company	Non-Executive Chairman

Harry L. You	IonQ, Inc.	Quantum Computing	Director

	Broadcom Inc.	Semiconductor manufacturing company	Director Member of the Executive Committee and Chairman of the Compensation Committee

	Coliseum Acquisition Corp.	Blank check company	Chairman of the Board of Directors

Darla Anderson	N/A	N/A	N/A

Francesca Luthi	Assurant	Insurance company	Executive Vice President and Chief Operating Officer

Constance Weaver	Equitable Holdings, Inc.	Financial services and insurance company	Chief Marketing Officer

Charles Wert	Coliseum Acquisition Corp.	Blank check company	Chief Executive Officer and Director

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

Our initial shareholders purchased Founder Shares and have purchased Private Placement Warrants in a transaction that closed simultaneously with the closing of the initial public offering. Our initial shareholders have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares they hold in connection with the completion of our initial Business Combination. The other members of our management team have entered into agreements similar to the one entered into by our initial shareholders with respect to any Public Shares acquired by them in or after our initial public offering. Additionally, our initial shareholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if we fail to complete our initial Business Combination within the Combination Period. If we do not complete our initial Business Combination within the prescribed time frame, the Private Placement Warrants will not have redemption rights and there will be no liquidating distributions with respect to our Private Placement Warrants. Furthermore, our initial shareholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (i) one year after the completion of our initial Business Combination and (ii) the date following the completion of our initial Business Combination on which we complete a liquidation, merger, capital stock exchange or other similar transaction that results in all of our shareholders having the right to exchange their common stock for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A Shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination, the Founder Shares will be released from the lockup. Subject to certain limited exceptions, the Private Placement Warrants will not be transferable until 30 days following the completion of our initial Business Combination. Because each of our executive officers and directors will own common stock or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination.

Our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial Business Combination.

We are not prohibited from pursuing an initial Business Combination with a Business Combination target that is affiliated with our Sponsor, officers or directors or completing the Business Combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our initial Business Combination with a Business Combination target that is affiliated with our Sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking which is a member of FINRA or a valuation or appraisal firm, that such initial Business Combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our Sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by the company any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial Business Combination. Further, commencing on the date our securities were first listed on the NYSE American, we have been paying our Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our management team.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In the event that we submit our initial Business Combination to our Public Shareholders for a vote, our initial shareholders have agreed to vote their Founder Shares, and they and the other members of our management team have agreed to vote any Founder Shares they hold and any Public Shares purchased during or after our initial public offering in favor of our initial Business Combination.

Limitation on Liability and Indemnification of Officers and Directors

Our Charter provides that our officers and directors will be indemnified by us to the fullest extent authorized by Massachusetts law, as it now exists or may in the future be amended. In addition, our Charter provides that our directors will not be personally liable for monetary damages to us or our shareholders for breaches of their fiduciary duty as directors, except that this does not eliminate or limit their liability for breach of their fiduciary duty of loyalty to us or our shareholders, for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, under the MBCA, or for any transaction from which the they derive an improper personal benefit.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our Charter. Our Charter also permits us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, to the fullest extent permitted by the MBCA and applicable law. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. Except with respect to any Public Shares they may have acquired in our initial public offering or thereafter (in the event we do not consummate an initial Business Combination), our officers and directors have agreed to waive (and any other persons who may become an officer or director prior to the initial Business Combination will also be required to waive) any right, title, interest or claim of any kind in or to any monies in the Trust Account, and not to seek recourse against the Trust Account for any reason whatsoever, including with respect to such indemnification.

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

ITEM 11. EXECUTIVE COMPENSATION.

None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on the NYSE, we have been paying our Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our management team. In addition, our Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account.

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

April 1, 2024 by:

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

The beneficial ownership of our common stock is based on 3,918,336 shares of common stock issued and outstanding as of April 1, 2024, consisting of 2,338,586 Class A Shares and 1,579,750 Class B Shares.

NAME AND ADDRESS OF BENEFICIAL OWNER(1)	NUMBER OF SHARES OF CLASS A COMMON STOCK BENEFICIALLY OWNED	APPROXIMATE PERCENTAGE OF OUTSTANDING CLASS A COMMON STOCK	NUMBER OF SHARES OF CLASS B COMMON STOCK BENEFICIALLY OWNED(2)	APPROXIMATE PERCENTAGE OF OUTSTANDING CLASS B COMMON STOCK	APPROXIMATE PERCENTAGE OF OUTSTANDING COMMON STOCK
Directors and Executive Officers
Harry L. You(3)	—	—	1,579,750	100.00%	40.32%
Niccolo de Masi	—	—	—	—	—
Darla Anderson	—	—	—	—	—
Francesca Luthi	—	—	—	—	—
Constance Weaver	—	—	—	—	—
Charles Wert	—	—	—	—	—
All executive officers and directors as a group (six individuals)	—	—	1,579,750	100.00%	40.32%
Five Percent Holders
dMY Squared Sponsor, LLC (the Sponsor)(3)	—	—	1,579,750	100.00%	40.32%
Periscope Capital Inc.(4)	592,533	25.34%	—	—	15.12%
Wealthspring Capital LLC(5)	557,900	23.86%	—	—	14.24%
Centiva Capital, LP(6)	199,344	8.52%	—	—	5.09%
Sandia Investment Management, L.P.(7)	499,167	21.34%	—	—	12.74%
Meteora Capital, LLC(8)	1,174,705	50.23%	—	—	29.98%

(1)

The principal business address of each of the following entities or individuals, unless otherwise stated below, is c/o dMY Squared Technology Group, Inc., 1180 North Town Center Drive, Suite 100, Las Vegas, Nevada 89144.

(2)

Interests shown consist of Founder Shares, classified as Class B Shares. Such shares are convertible into Class A Shares on a ratio as specified in the Company’s Charter, which is currently one-to one basis, subject to adjustment, from time to time at the option of the holder and upon the completion of our initial Business Combination.

(3)

Represents shares held by our Sponsor. Each of our officers and directors are among the members of the Sponsor, and Harry L. You is the manager of our Sponsor. Mr. You has voting and investment discretion with respect to the common stock held of record by our Sponsor. Each of our officers and directors other than Mr. You disclaims any beneficial ownership of any shares held by the Sponsor.

(4)

According to a Schedule 13G/A filed with the SEC on February 9, 2024 on behalf of Periscope Capital Inc. (“Periscope”), which is the beneficial owner of 322,312 shares of common stock, acts as investment manager of, and exercises investment discretion with respect to, certain private investment funds that collectively directly own 260,221 shares of common stock. The address of the business office of Periscope is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2.

(5)

According to a Schedule 13G/A filed with the SEC on February 9, 2024 on behalf of Wealthspring Capital LLC and Matthew Simpson. The address of the business office of such reporting persons is 2 Westchester Park Drive, Suite 108, West Harrison, New York 10604.

(6)

According to a Schedule 13G/A filed with the SEC on February 14, 2024 on behalf of Centiva Capital, LP and Centiva Capital GP, LLC, the address of the business office of such reporting persons is 55 Hudson Yards, Suite 22A, New York, New York 10001.

(7)

According to a Schedule 13G/A filed with the SEC on February 14, 2024 on behalf of Sandia Investment Management L.P. and Timothy J. Sichler, the address of the business office of such reporting persons is 1180 North Town Center Drive, Suite 100, Las Vegas, Nevada 89144.

(8)

According to a Schedule 13G filed with the SEC on February 14, 2024 on behalf of Meteora Capital LLC and Vik Mittal, such shares are held by certain funds and managed accounts to which Meteora Capital serves as investment manager (the “Meteora Funds”). Mr. Mittal serves as the managing member of Meteora Capital with respect to the shares held by the Meteora Funds. The principal business office address of Meteora Capital and Mr. Mittal is 1200 N Federal Hwy, #200, Boca Raton, FL 33432.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Founder Shares

On March 16, 2022, our Sponsor purchased an aggregate 2,875,000 Founder Shares for a total price of $25,000, or approximately $0.009 per share. On September 8, 2022, our Sponsor surrendered to us 718,750 Founder Shares for no consideration, resulting in our Sponsor owning 2,156,250 Founder Shares and increasing the approximate price paid per Founder Share to $0.012. On September 29, 2022, our Sponsor surrendered to us an additional 431,250 Founder Shares for no consideration, resulting in our Sponsor owning 1,725,000 Founder Shares and increasing the approximate price paid per Founder Share to $0.015. Our Sponsor forfeited an additional 145,250 Founder Shares on October 11, 2022 following the underwriter’s partial exercise and partial waiver of its over-allotment option, resulting in our Sponsor holding 1,579,750 Founder Shares. Prior to the initial investment in the company of $25,000 by our Sponsor, the company had no assets, tangible or intangible. Our Sponsor intends to transfer 25,000 Founder Shares to each of Darla Anderson, Francesca Luthi, Constance Weaver, and Charles Wert, our independent directors, upon the completion of our initial Business Combination, resulting in our Sponsor holding at that time 1,479,750 Founder Shares.

Private Placement Warrants

Our Sponsor has purchased an aggregate of 2,884,660 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, or $2,884,660 in the aggregate, in a private placement that closed simultaneously with the closing of our initial public offering. Each Private Placement Warrant entitles the holder to purchase one share of Class A Shares at $11.50 per share. The Private Placement Warrants (including the Class A Shares issuable upon exercise of the Private Placement Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial Business Combination.

Overfunding Loan

In addition, substantially concurrently with the closing of our initial public offering, our Sponsor extended an Initial Overfunding Loan to the Company in an aggregate amount of $900,000, equal to $0.15 per unit, generating proceeds to the Company of $900,000. On October 11, 2022, simultaneously with the sale of the Over-Allotment Units, our Sponsor extended an Additional Overfunding Loan to the Company in an aggregate amount of $47,850, equal to $0.15 per Over-Allotment Unit, generating proceeds to the Company of $47,850. As a result, the Company entered into a promissory note, dated October 11, 2022, issued to our Sponsor, a form of which was previously filed as exhibit to the registration statement. The Overfunding Loans will be repaid upon the closing of our initial Business Combination or converted into Class A Shares at a conversion price of $10.00 per share (or any combination thereof) at our Sponsor’s discretion, provided that any such conversion may not occur until after the 60th day following the effective date of the registration statement in connection with our initial public offering. The Overfunding Loans have been extended in order to ensure that the amount in the Trust Account is $10.15 per public share. If we do not complete an initial Business Combination, we will not repay the Overfunding Loans from amounts held in the Trust Account, and its proceeds will be distributed to our Public Shareholders; however, we may repay the Overfunding Loans if there are funds available outside the Trust Account to do so.

Administrative Services Agreement

We currently utilize office space at 1180 North Town Center Drive, Suite 100, Las Vegas, Nevada 89144 from our Sponsor. Subsequent to the closing of our initial public offering, we have paid our Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our management team. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees.

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

Contributions

In connection with the Contribution and advances the Sponsor may make in the future to the Company for working capital expenses, on January 2, 2024, the Company issued a convertible promissory note to Harry L. You, Chairman and Chief Financial Officer of the Company and an affiliate of the Sponsor, with a principal amount up to $1.75 million. The Convertible Note bears no interest and is repayable on the earlier of: (i) the date on which the Company consummates an initial Business Combination and (ii) the liquidation date. If the Company does not consummate a Business Combination before the end of the Combination Period, the Convertible Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon the consummation of the Company’s initial Business Combination, the outstanding principal of the Convertible Note may be converted into warrants, at a price of $1.00 per warrant, at the option of the Payee.

Since January 2, 2024, our board of directors has elected to extend our liquidation date to April 29, 2024. Accordingly, we have drawn down from the Convertible Note and deposited $191,667 into the Trust Account in connection with such extension.

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

Registration Rights Agreement

The holders of the (i) Founder Shares, which were issued in a Private Placement prior to the closing of our initial public offering, (ii) Private Placement Warrants, which were issued in a Private Placement simultaneously with the closing of our initial public offering and the Class A Shares underlying such Private Placement Warrants, (iii) Private Placement Warrants that may be issued upon conversion of working capital loans and Contributions, and (iv) the Class A Shares issuable upon conversion of the Overfunding Loans will have registration rights to require us to register a sale of any of our securities held by them prior to the consummation of our initial Business Combination pursuant to a registration rights agreement to be signed prior to or on the effective date of our initial public offering. Pursuant to the registration rights agreement and assuming $1,500,000 of working capital loans are converted into Private Placement Warrants, we will be obligated to register up to 8,257,400 Class A Shares and 5,729,800 warrants. The number of Class A Shares includes (i) 1,579,750 Class A Shares to be issued upon conversion of the Founder Shares, (ii) 947,850 Class A Shares to be issued upon conversion of the Overfunding Loans, (iii) 2,966,000 Class A Shares underlying the Private Placement Warrants, and (iv) 1,500,000 Class A Shares underlying the Private Placement Warrants issued upon conversion of working capital loans. The number of warrants includes (i) 2,966,000 Private Placement Warrants, and (ii) 1,500,000 Private Placement Warrants issued upon conversion of working capital loans. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial Business Combination.

Policy of Approval of Related Party Transactions

The audit committee of our board of directors will adopt a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the company’s total assets at year-end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy will include: (i) our directors, nominees for director or executive officers; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its shareholders and (v) the effect that the transaction may have on a director’s status as an independent member of the board of directors and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy will not permit any director or executive officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of WithumSmith+Brown, PC (“Withum”) served as the Company’s independent registered public accounting firm from February 15, 2022 (inception) through December 31, 2023. The following is a summary of fees paid to Withum for services rendered:

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our period-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Withum for audit services, inclusive of required filings with the SEC for the period from February 15, 2022 (inception) through December 31, 2022, and for the year ended December 31, 2023, totaled $137,800 and $85,000 respectively.

Audit-Related Fees. Audit-related fees consist of fees for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Withum any audit-related fees during the period from February 15, 2022 (inception) through December 31, 2022 or for the year ended December 31, 2023.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. The aggregate fees for audit-related services for the year ended December 31, 2023 is $9,100. We did not pay Withum any audit-related fees during the period from February 15, 2022 (inception) through December 31, 2022.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay Withum any audit-related fees during the period from February 15, 2022 (inception) through December 31, 2022 or for the year ended December 31, 2023.

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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Annual Report on Form
10-K:

1.	Financial Statements. Reference is made to the Index to the Financial Statements of the Company included following Item 16 below.
(b) Financial Statement Schedules. All other schedules are omitted because they are not applicable or not required, or because the required information is included in the Financial Statements or notes thereto.
(c) Exhibits. The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form
10-K.
ITEM 16. FORM
10-K
SUMMARY
None.
DMY SQUARED TECHNOLOGY GROUP, INC.
INDEX TO FINANCIAL STATEMENTS

Financial Statements
Report of Independent Registered Public Accounting Firm	F-1
Balance Sheets as of December 31, 2023 and 2022	F-2
Statements of Operations for the year ended December 31, 2023 and for the period from February 15, 2022 (inception) through December 31, 2022	F-3
Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2023 and for the period from February 15, 2022 (inception) through December 31, 2022	F-4
Statements of Cash Flows for the year ended December 31, 2023 and for the period from February 15, 2022 (inception) through December 31, 2022	F-5
Notes to Financial Statements	F-6

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
dMY Squared Technology Group, Inc.:
Opinion on the Financial Statements
We have audited the accompanying balance sheets of dMY Squared Technology Group, Inc. (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2023, and the period from February 15, 2022 (inception) through December 31, 2022 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the year ended December 31, 2023 and the period from February 15, 2022 (inception) through December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a business combination by April 29, 2024 then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
New York, New York
April 1, 2024
PCAOB ID Number 100

DMY SQUARED TECHNOLOGY GROUP, INC.
BALANCE SHEETS

	December 31,
	2023	2022
Assets:
Current assets:
Cash	$9	$238,539
Prepaid expenses	155,625	565,472

Total current assets	155,634	804,011
Investments held in Trust Account	67,545,266	64,703,943

Total Assets	$67,700,900	$65,507,954

Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$505,955	$170,837
Accrued expenses	577,446	273,619
Advances from related parties	185,121	—
Corporate tax payable	374,267	155,655
Income tax payable	511,031	86,214

Total current liabilities	2,153,820	686,325
Overfunding loans	947,850	947,850
Derivative warrant liabilities	906,630	2,478,110
Deferred underwriting commissions	2,211,650	2,211,650

Total Liabilities	6,219,950	6,323,935

Commitments and Contingencies
Class A common stock, $0.0001 par value; 35,000,000 shares authorized; 6,319,000 shares subject to possible redemption at approximately $10.53 and $10.19 per share as of December 31, 2023 and 2022, respectively	66,559,968	64,362,074
Shareholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of December 31, 2023 and 2022	—	—
Class A common stock, $0.0001 par value; 35,000,000 shares authorized; no non-redeemable shares issued or outstanding as of December 31, 2023 and 2022	—	—
Class B common stock, $0.0001 par value; 5,000,000 shares authorized; 1,579,750 shares issued and outstanding as of December 31, 2023 and 2022	158	158
Additional paid-in capital	—	—
Accumulated deficit	(5,079,176)	(5,178,213)

Total shareholders’ deficit	(5,079,018)	(5,178,055)

Total Liabilities and Shareholders’ Deficit	$67,700,900	$65,507,954

The accompanying notes are an integral part of these financial statements.

DMY SQUARED TECHNOLOGY GROUP, INC.
STATEMENTS OF OPERATIONS

	For the year ended December 31, 2023	For the period from February 15, 2022 (inception) through December 31, 2022

General and administrative expenses	$1,472,490	$932,709
Corporate tax expenses	413,612	155,655

Loss from operations	(1,886,102)	(1,088,364)

Other income (expenses):
Interest income on operating account	46	106
Interest income from investments held in Trust Account	3,145,323	566,093
Change in fair value of derivative warrant liabilities	1,571,480	(1,752,810)
Offering costs associated with derivative warrant liabilities	—	(27,080)

Total other income (expenses)	4,716,849	(1,213,691)
Net income (loss) before provision for income taxes	2,830,747	(2,302,055)
Provision for income taxes	533,816	86,214

Net income (loss)	$2,296,931	$(2,388,269)

Weighted average shares outstanding of Class A common stock, basic and diluted	6,319,000	1,924,942
Basic and diluted net income (loss) per share, Class A common stock	$0.29	$(0.69)
Weighted average shares outstanding of Class B common stock, basic and diluted	1,579,750	1,522,473
Basic and diluted net income (loss) per share, Class B common stock	$0.29	$(0.69)
The accompanying notes are an integral part of these financial statements.

DMY SQUARED TECHNOLOGY GROUP, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the year ended December 31, 2023
	Class B Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	1,579,750	$158	$	$(5,178,213)	$(5,178,055)
Accretion for Class A common stock to redemption amount	—	—	—	(2,197,894)	(2,197,894)
Net income	—	—	—	2,296,931	2,296,931

Balance - December 31, 2023	1,579,750	$158	$—	$(5,079,176)	$(5,079,018)

	For the period from February 15, 2022 (inception) through December 31, 2022
	Class B Common Stock		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - February 15, 2022 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	1,725,000	173	24,827	—	25,000
Excess of cash received over fair value of private placement warrants	—	—	2,538,500	—	2,538,500
Accretion for Class A common stock to redemption amount	—	—	(2,563,342)	(2,789,944)	(5,353,286)
Forfeiture of Class B common stock	(145,250)	(15)	15	—	—
Net loss	—	—	—	(2,388,269)	(2,388,269)

Balance - December 31, 2022	1,579,750	$158	$—	$(5,178,213)	$(5,178,055)

The accompanying notes are an integral part of these financial statements.

DMY SQUARED TECHNOLOGY GROUP, INC.
STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2023	For the period from February 15, 2022 (inception) through December 31, 202 2
Cash Flows from Operating Activities:
Net income (loss)	$2,296,931	$(2,388,269)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income from investments held in Trust Account	(3,145,323)	(566,093)
Change in fair value of derivative warrant liabilities	(1,571,480)	1,752,810
Offering costs associated with derivative warrant liabilities	—	27,080
General and administrative expenses paid by related party under promissory note	—	41,000
Changes in operating assets and liabilities:
Prepaid expenses	409,847	(565,472)
Accounts payable	369,438	115,837
Accrued expenses	303,827	273,619
Advances from related parties	92,989	—
Corporate tax payable	218,612	155,655
Income tax payable	424,817	86,214

Net cash used in operating activities	(600,342)	(1,067,619)
Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(64,137,850)
Withdrawal from Trust Account to pay for taxes	304,000	—

Net cash provided by (used in) investing activities	304,000	(64,137,850)
Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds advanced from related parties	57,812	—
Proceeds from note payable - related parties	—	50,000
Repayment of note payable to related parties	—	(149,570)
Proceeds received from Overfunding Loans	—	947,850
Proceeds received from initial public offering, gross	—	63,190,000
Proceeds received from private placement	—	2,884,660
Offering costs paid	—	(1,503,932)

Net cash provided by financing activities	57,812	65,444,008
Net change in cash	(238,530)	238,539
Cash - Beginning of the period	238,539	—

Cash - End of the period	$9	$238,539

Supplemental disclosure of noncash activities:
Accounts payable paid by related party	$34,320	$—
Offering costs included in accounts payable	$—	$55,000
Offering costs paid by related party under promissory note	$—	$58,570
Deferred underwriting commissions	$—	$2,211,650
Supplemental cash flow information:
Cash paid for income taxes	$304,000	$—
The accompanying notes are an integral part of these financial statements

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023
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
As of December 31, 2023, the Company had not commenced any operations. All activity for the period from February 15, 2022 (inception) through December 31, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income from the proceeds derived from the Initial Public Offering.
The Company’s sponsor is dMY Squared Sponsor, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on September 29, 2022. On October 4, 2022, the Company consummated its Initial Public Offering of 6,000,000 units (the “units” and, with respect to the Class A common stock included in the units offered, the “Class A Shares” or the “Public Shares”), at $10.00 per unit, generating gross proceeds of $60.0 million, and incurring offering costs of approximately $3.7 million, of which $2.1 million and approximately $26,000 were for deferred underwriting commissions (see Note 5) and offering costs allocated to derivate warrant liabilities, respectively. On October 7, 2022, the underwriter exercised its over-allotment option in part, and on October 11, 2022, the underwriter purchased 319,000 additional units (the “Over-Allotment Units”), generating gross proceeds of approximately $3.2 million (the “Partial Over-Allotment”). The underwriter waived the remainder of its over-allotment option. The Company incurred additional offering costs of approximately $156,000 in connection with the Partial Over-Allotment (of which approximately $112,000 was for deferred underwriting fees).
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
of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination, (ii) the redemption of Public Shares properly submitted in connection with a shareholder vote to amend our Amended and Restated Articles of Organization to modify the substance or timing of our of our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period (as defined below) or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, and (iii) our return of the funds held in the Trust Account to our Public Shareholders as part of our redemption of the Public Shares if we do not complete an initial Business Combination during the Combination Period.

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
The Company provides Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholders’ meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially at $10.15 per Public Share). The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 5).
These Public Shares are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company’s Amended and Restated Articles of Organization (the “Charter”) initially required the Company to not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In January 2024, the shareholders approved the proposal to amend the Charter and eliminate such Redemption Limitation (as defined below). If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Charter, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
The Company’s Charter provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.
The Sponsor and the Company’s officers agreed not to propose an amendment to the Charter to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period, or with respect to any other material provisions relating to shareholders’ rights or pre-initial
Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company’s Charter initially provided 15 months from the closing of the initial public offering, or January 4, 2024 (the “Prior Outside Date”), to consummate an initial Business Combination. The Charter also permitted the Company, by resolution of the board of directors, to extend the period of time to consummate a Business Combination twice by an additional 3
-
month period (for a total of 21 months to complete a Business Combination), subject to the Sponsor depositing into the Trust Account $631,900 in the aggregate for each extension (the “Prior Contributions”). The Sponsor did not intend to deposit such Prior Contributions into the Trust Account. Accordingly, following January 4, 2024, the Company would have been forced to liquidate. The Company’s board determined that, in order for the Company to have additional time to complete a Business Combination in a more cost effective manner, it would be in the best interests of the Company and its shareholders to extend the Prior Outside Date to allow for a period of additional time to consummate the Business Combination. On January 2, 2024, the Company held a special meeting of its shareholders (the “Special Meeting”). At the Special Meeting, the Company’s shareholders approved an amendment of the Charter to extend (the “Extension”) the date by which the Company has to consummate a Business Combination up to twenty-three (23) times for an additional one (1) month each time (each, an “Extension Period”), with the first Extension Period being from January 4, 2024 to January 29, 2024 (the “Extended Date”) and each subsequent Extension Period being one calendar month each time, until up to December 29, 2025 (each, an “Additional Extended Date”, and such period in its entirety, from the initial public offering until the final Additional Extended Date, the “Combination Period”), only if the Sponsor or its designee would deposit (the “Contribution”) into the Trust Account as a loan, (i) on or before January 4, 2024, with respect to the initial extension to the Extended Date, an amount of $41,667, and (ii) one business day following the public announcement by us disclosing that the board of directors has determined to implement an additional monthly extension, with respect to each such Extension Period, an amount of $50,000. In connection with the shareholder approval of the Extension, an aggregate of 3,980,414 Public Shares were redeemed, and the Company paid approximately $42 million accordingly on January 4, 2024.
At the Special Meeting, the Company’s shareholders also approved proposals to (1) amend the Charter to provide for the right of a holder of Class B Shares to convert their Class B Shares into Class A Shares on a one-for-one
basis at any time and from time to time at the election of the holder; (2) amend the Charter to eliminate from the Charter (i) the limitation that the Company
may not redeem Public Shares in an amount that would cause
its
net tangible assets to be less than $5,000,001 and (ii) the limitation that the Company
shall not consummate a Business Combination unless
it has
net tangible assets of at least $5,000,001; (3) amend the Charter to permit the board of directors, in its sole discretion, to elect to wind up operations on an earlier date than the Extended Date or Additional Extended Date, as applicable, as determined by the board of directors and included in a public announcement (the “Liquidation Amendment”); and (4) amend the Investment Management Trust Agreement between the Company and Continental Stock Transfer and Trust Company to reflect the Extension and the Liquidation Amendment.
In connection with the Contribution and advances
the
Sponsor may make in the future to
the Company
for working capital expenses, on January 2, 2024,
the Company
issued a convertible promissory note to Harry L. You, Chairman and Chief Financial Officer and an affiliate of the
Sponsor (the “Payee”), with a principal amount up to $1.75 million (the “Convertible Note”). The Convertible Note bears no interest and is repayable on the earlier of (i) the date on whic
h

the Company consummates
an initial Business Combination and (ii) the liquidation date. If the Company does
not consummate a Business Combination before the end of the Combination Period, the Convertible Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon the consummation of the
initial Business Combination, the outstanding principal of the Convertible Note may be converted into warrants, at a price of $1.00 per warrant, at the option of the Payee.
Since January 2, 2024,
the
board of directors has elected to extend
the
liquidation date to April 29, 2024. Accordingly,
the Company has
drawn down from the Convertible Note and deposited $191,667 into the Trust Account in connection with such extension. If the Company is unable to complete the Business Combination before the end of the Combination Period, the Company will
(i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten
business days thereafter subject to lawfully available funds therefor, redeem one hundred percent (100%) of the Offering Shares in consideration of a per-share price, payable in cash, equal to the quotient obtained by dividing (A) the aggregate amount then on deposit in the Trust Account, including interest not previously released to the Corporation to pay its taxes
(less up to $
100,000
of interest to pay dissolution expenses),
by (B) the total number of then outstanding Offering Shares, which redemption will completely extinguish rights of the Public Shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Board in accordance with applicable law, dissolve and liquidate, subject in each case to the Corporation’s obligations under the MBCA to provide for claims of creditors and other requirements of applicable law.

If the initial shareholders acquire Public Shares, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriter agreed to waive its rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.15. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or Business Combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.15 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.15 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Going Concern Consideration
As of December 31, 2023, the Company had de minimis cash and working capital deficit of approximately $2.0 million (including tax obligations of approximately $885,000 that may be paid using investment income earned in the Trust Account). Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.
Prior to the consummation of the Initial Public Offering, the Company’s liquidity needs were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4) and a loan under the Note (as defined in Note 4) in the amount of approximately $145,000. The Company fully repaid the Note balance on October 4, 2022. The Note was no longer available to the Company after closing of its Initial Public Offering. Subsequent to the closing of the Initial Public Offering and the Partial Over-Allotment, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account and advances from related parties totaling approximately $185,000 as of December 31, 2023. Subsequent to December 31, 2023, the Company borrowed an additional amount of approximately $155,000 from related parties and then paid back approximately $
167,000
, reducing, the total advances amount outstanding to approximately $173,000.
In addition, in order to provide the Contribution and to finance transaction costs in connection with a Business Combination, the Company issued the Convertible Note to an affiliate of the Sponsor with a principal amount up to $1.75 million on January 2, 2024 as discussed above. From January through March 2024, the Company borrowed $191,667 under the Convertible Note and contributed such amount into the Trust Account in connection with extensions to extend the Combination Period to April 29, 2024.

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
Risks and Uncertainties
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.
On October 7, 2023, Hamas militants and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of terror attacks on civilian and military targets. The intensity and duration of Israel’s current war against Hamas is difficult to predict, and as are such war’s economic implications on the Company’s business and operations and on Israel’s economy in general. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2023, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax on a redemption of Public Shares or other stock of the Company in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the excise tax, (ii) the fair market value of the redemption treated as a repurchase of stock in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any private investment in public equity (PIPE) financing or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a redemption treated as a repurchase of stock) and (iv) the content of regulations and other guidance from the Treasury. As noted above, the excise tax would be payable by the Company and not by the redeeming holder. The imposition of the excise tax could cause a reduction in the cash available on hand to complete a Business Combination or for effecting redemptions and may affect the Company’s ability to complete a Business Combination.
On December 27, 2022, the Treasury and Internal Revenue Service issued a Notice
2023-2,
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2023 and 2022
.
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
Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest income from investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities other than for the Overfunding Loan to the Sponsor, which qualifies as financial instruments under FASB ASC Topic 820, “Fair Value Measurement
,”
approximates the carrying amounts represented in the balance sheets, either because of the short-term nature of the instruments or because the instrument is recognized at fair value.
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
Warrant Liabilities
The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants were recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognized the warrant instruments as liabilities at fair value and will adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value will be recognized in the statements of operations. The fair value of the Public Warrants and Private Placement Warrants were initially measured at fair value using the Black-Scholes model and the Monte Carlo simulation model, respectively. Beginning in December 2022, the fair value of Public Warrants has been measured based on the listed market price of such Public Warrants. The estimated fair value of the Private Placement Warrants was subsequently determined using the Monte Carlo simulation method with Level 3 inputs. The determination of the fair value of the derivative warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly (see Note 8).
Convertible Note Payable – Related Parties
The option to convert the Convertible Note issued to an affiliate of the Sponsor on January 2, 2024 (see Note 4) into warrants qualifies as an embedded derivative under ASC 815 and will be required to be recognized at fair value with subsequent changes in fair value recognized in the Company’s statements of operations each reporting period until the Convertible Note is repaid or converted.

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
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Upon completion of the Initial Public Offering, offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the derivative warrant liabilities were charged to operations. Offering costs associated with the Class A Shares were charged against the carrying value of Class A Shares upon the completion of the Initial Public Offering.
Public Shares Subject to Possible Redemption
As discussed in Note 1, all of the 6,319,000 Public Shares sold as parts of the units in the Initial Public Offering contain a redemption feature. In accordance with ASC 480 redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Therefore, the carrying value of all Public Shares has been classified outside of permanent equity. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Public Shares resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
As of December 31, 2023, the amounts of Public Shares reflected on the balance sheets are reconciled in the following table:

Gross proceeds	$63,190,000
Less:
Proceeds allocated to Public Warrants	(379,140)
Public Shares issuance costs	(3,802,072)
Plus:
Accretion of carrying value to redemption value	5,353,286

Public Shares subject to possible redemption - December 31, 2022	64,362,074
Plus:
Accretion of carrying value to redemption value	2,197,894

Public Shares subject to possible redemption - December 31, 2023	$66,559,968

Net Income (Loss) per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A Shares and Class B Shares (or Public Shares and Founder Shares). Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average number of common stock outstanding for the respective period. The Company has not considered the effect of the Public Warrants and the Private Placement Warrants to purchase an aggregate of 6,044,160 shares in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. Accretion associated with the redeemable Public Shares is excluded from earnings per share as the redemption value approximates fair value.

The following
table presents
a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share of common stock for each class of common stock for the year ended December 31, 2023, and for the period from February 15. 2022 (inception) through December 31, 2022:

	For the year ended December 31, 2023		For the period from February 15, 2022 (inception) through December 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share:
Numerator:
Allocation of net income (loss)	$1,837,545	$459,386	$(1,333,544)	$(1,054,725)
Denominator:
Basic and diluted weighted average common shares outstanding	6,319,000	1,579,750	1,924,942	1,522,473

Basic and diluted net income (loss) per common share	$0.29	$0.29	$(0.69)	$(0.69)

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”)
.
Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2023 and 2022, the Company had gross deferred tax assets of approximately $505,000 and $196,000, respectively, which were presented net of a full valuation allowance.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2023 and 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.
The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statements.
Recent Accounting Pronouncements
In June 2022, the FASB issued ASU
2022-03,
ASC Subtopic 820, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the financial statements. Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3—Initial Public Offering
On October 4, 2022, the Company consummated its Initial Public Offering of 6,000,000 units at a price of $10.00 per unit, generating gross proceeds of $60.0 million, and incurring offering costs of approximately $3.7 million, of which $2.1 million and approximately $26,000 was for deferred underwriting commissions and offering costs allocated to derivate warrant liabilities, respectively. The Company granted the underwriter in the Initial Public Offering a
45-day
option to purchase up to 900,000 additional units, at $10.00 per unit, to cover over-allotments. On October 7, 2022, the underwriter exercised its over-allotment option in part, and on October 11, 2022, the underwriter purchased 319,000 additional units, generating gross proceeds of approximately $3.2 million. The underwriter waived the remainder of its over-allotment option. The Company incurred additional offering costs of approximately $156,000 in connection with the Partial Over-Allotment (of which approximately $112,000 was for deferred underwriting fees). Each unit consists of one Public Share, and one-half
of one Public Warrant. Each Public Warrant entitles the holder to purchase one Public Share at a price of $11.50 per share, subject to adjustment (see Note 7).
Note 4—Related Party Transactions
Founder Shares
On March 16, 2022, the Sponsor purchased 2,875,000 shares of the Company’s Class B common stock, par value $0.0001 per share (the “Founder Shares” or the “Class B Shares”) for an aggregate purchase price of $25,000, pursuant to a securities subscription agreement dated March 3, 2022 by and between the Company and the
Sponsor (as amended by a subscriber forfeiture and amendment No. 1 to the securities subscription agreement dated September 8, 2022 and a subscriber forfeiture and amendment No. 2 to the securities subscription agreement dated September 29, 2022. On September 8, 2022 and September 29, 2022, the Sponsor surrendered to the Company 718,750 and 431,250 Founder Shares
,
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
The initial shareholders agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of (A) one year after the completion of the initial Business Combination or earlier if, subsequent to the initial Business Combination, the closing price of the Class A Shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after the initial Business Combination, and (B) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the shareholders having the right to exchange their Class A Shares for cash, securities or other property. Notwithstanding the foregoing, the Founder Shares will be released from the lockup if the closing price of the company’s Class A Shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after the initial Business Combination.
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

Each Private Placement Warrant is exercisable for one whole Class A Share at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, there will be no redemption rights or liquidating distributions with respect to the
Private Placement Warrants. Except as set forth below, the Private Placement Warrants will be non-redeemable
for cash and exercisable on a cashless basis so long as they are held by the Sponsor or their permitted transferees.
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
As of December 31, 2023 and 2022, the Company had outstanding advances balance of approximately $185,000 and $0, respectively, owed to the Company’s officers for working capital needs, respectively. Subsequent to December 31, 2023, the Company borrowed an additional amount of approximately $155,000 from related parties, and then paid back approximately
$167,000, reducing the total advances amount outstanding to approximately $173,000.
Overfunding Loans
Simultaneously with the closing of the Initial Public Offering, the Sponsor extended the Overfunding Loan to the Company in an aggregate amount of $900,000. On October 11, 2022, simultaneously with the sale of the Over-Allotment Units, the Sponsor extended the Additional Overfunding Loan to the Company in an amount of $47,850, for an aggregate outstanding principal amount of $947,850 to be deposited in the Trust Account. Upon the closing of the initial Business Combination, the Overfunding Loans will be repaid or converted into shares of Class A Shares at a conversion price of $10.00 per share (or a combination of both), at the Sponsor’s discretion. If the Company does not complete an initial Business Combination, it will not repay the Overfunding Loans from amounts held in the Trust Account, and its proceeds will be distributed to the Public Shareholders; however, the Company may repay the Overfunding Loans if there are funds available outside the Trust Account to do so.
Convertible Promissory Note
In connection with the Contribution and advances the Sponsor may make in the future to the Company for working capital expenses, on January 2, 2024, the Company issued a Convertible Note to an affiliate of the Sponsor with a principal amount up to $1.75 million. The Convertible Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, or (b) the date of the Company’s liquidation. If the Company does not consummate an initial Business Combination by the end of the Combination Period, the Convertible Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon the consummation of the Company’s initial Business Combination, the outstanding principal of the Convertible Note may be converted into warrants, at a price of $1.00 per warrant, at the option of the New Sponsor. Such warrants will have terms identical to the Private Placement Warrants.

From January through March 2024, the Company borrowed $191,667 under the Convertible Note and contributed such amount into the Trust Account in connection with extensions to extend the Combination Period.
The option to convert the Convertible Note into warrants qualifies as an embedded derivative under ASC 815 and is required to be recognized at fair value with subsequent changes in fair value recognized in the Company’s statements of operations each reporting period until the Convertible Note is repaid or converted.
Administrative Services Agreement
On October 4, 2022, the Company entered into an agreement pursuant to which it agreed to pay the Sponsor $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company recorded $120,000 and $30,000 in connection with such fees during the year ended December 31, 2023 and the period from February 15, 2022 (inception) through December 31, 2022 in the accompanying statements of operations, respectively. The Company prepaid $150,000 in connection with such fees and had an unused balance of $50,000 in prepaid expenses recorded in the accompanying balance sheets as of December 31, 2022. Such prepaid amount was used up and as of December 31, 2023, the Company recorded an outstanding balance of $70,000 in connection with such fees in accrued expenses in the accompanying balance sheet.
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
Note 5—Commitments and Contingencies
Registration Rights
The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans and the Contributions (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the working capital loans and the Contributions and upon conversion of the Founder Shares and the Overfunding Loans), will be entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon the consummation of the Initial Public Offering. These holders will be entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
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

Note 6—Derivative Warrant Liabilities
As of December 31, 2023 and 2022, the Company had an aggregate of 6,044,160 warrants outstanding, comprised of 3,159,500 Public Warrants and 2,884,660 Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A Shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC and have an effective registration statement covering the shares of Class A Shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A Shares until the warrants expire or are redeemed. If a registration statement covering the Class A Shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s Class A Shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A Shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A Shares (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A Shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.
The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the Class A Shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until the completion of a Business Combination, subject to certain limited exceptions. Additionally, except as set forth below, the Private Placement Warrants will be non-redeemable
so long as they are held by the Sponsor or their permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
Redemption of Public Warrants when the price per Public Share equals or exceeds $18.00
. Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants for cash:

•	in whole and not in part;

•	at a price of $0.01 per Public Warrant;

•	upon a minimum of 30 days’ prior written notice of redemption, referred to as the 30-day redemption period; and

•
if, and only if, the closing price of the Public Shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a
30-trading
day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

Redemption of Public Warrants when the price per share of Public Shares equals or exceeds $10.00
. Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants:

•	in whole and not in part;

•
at $0.10 per Public Warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their Public Warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of Public Shares; and

•
if, and only if, the closing price of Public Shares equals or exceeds $10.00 per Public Share (as adjusted) for any 20 trading days within the
30-trading
day period ending three trading days before the Company sends notice of redemption to the warrant holders.

The “fair market value” of Public Shares shall mean the volume weighted average price of Public Shares during the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. In no event will the Public Warrants be exercisable in connection with this redemption feature for more than 0.361 Public Shares per Public Warrant (subject to adjustment).
If the Company is unable to complete a Business Combination within the Combination and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants.
Note 7—Shareholders’ Deficit
Preferred Stock
—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023 and 2022, there were no shares of preferred stock issued or outstanding.
Class
 A Shares
—The Company is authorized to issue 35,000,000 shares of Class A Shares with a par value of $0.0001 per share. As of December 31, 2023 and 2022, there were 6,319,000 Class A Shares issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity on the balance sheets.
In connection with the Special Meeting held on January 2, 2024, a total of 3,980,414 Public Shares were presented for redemption, leaving 2,338,586 Public Shares outstanding. The Company paid approximately $40.4 million for such redemption on January 4, 2024.
Class
 B Shares
—The Company is authorized to issue 5,000,000 Class B Shares with a par value of $0.0001 per share. On March 16, 2022, the Company issued 1,725,000 Class B Shares issued and outstanding, which amount has been retroactively restated to reflect the share surrenders on September 8, 2022 and September 29, 2022 as discussed in Note 4. Of these, up to 225,000 Class B Shares were subject to forfeiture to the Company by the initial shareholders for no consideration to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the initial shareholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. The underwriter partially exercised its over-allotment option on October 11, 2022 and waived the remainder of its over-allotment option. Accordingly, the Sponsor forfeited 145,250 Founder Shares on October 11, 2022. As of December 31, 2023 and 2022, there were 1,579,750 Class B Shares issued and outstanding. Common shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of Class B Shares will have the right to elect all of the Company’s directors prior to the consummation of the initial Business Combination. On any other matter submitted to a vote of the Company’s shareholders, holders of Class B Shares and holders of Class A Shares will vote together as a single class, except as required by applicable law or stock exchange rule.

The Company’s
Charter, as amended in connection with the Special Meeting held on January 2, 2024, provides for the right of a holder of Class B Shares to convert their Class B Shares into Class A Shares, at any time and from time to time at the election of the holder, on a one-for-one
basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A Shares or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of shares of Class A Shares issuable upon conversion of all Class B Shares will equal, in the aggregate, on an as-converted
basis, 20% of the total number of Class A Shares outstanding after such conversion (after giving effect to any redemptions of shares of Public Shares by Public Shareholders), including the total number of shares of Class A Shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A Shares or equity-linked securities or rights exercisable for or convertible into Class A Shares issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of working capital loans and Contributions and any Class A Shares issued to the Sponsor upon conversion of the Overfunding Loans. In no event will the conversion of Class B
Shares
occur on a less than
one-for-one
basis.
Note 8—Fair Value Measurements
The following tables present information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of December 31, 2023 and 2022, by level within the fair value hierarchy:
December 31, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$67,545,266	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$—	$473,930	$—
Derivative warrant liabilities - Private Warrants	$—	$—	$432,700
December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$64,703,943	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$1,295,400	$—	$—
Derivative warrant liabilities - Private Warrants	$—	$—	$1,182,710

(1)	Includes $859 and $1,663 of cash balance held within the Trust Account as of December 31, 2023 and 2022, respectively .
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in December 2022 when the Public Warrants were separately listed and traded. As of December 31, 2023, the fair value measurement for Public Warrants was transferred to Level 2 measurement due to low trading volume.

Level 1 assets include investments in money market funds or U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The fair value of the Public Warrants and the Private Placement Warrants was initially measured using Black-Scholes option pricing model and Monte Carlo simulation method, respectively. Beginning in December 2022, the fair value of Public Warrants has been measured based on the listed market price of such Public Warrants. The estimated fair value of the Private Placement Warrants was determined using a Monte Carlo simulation method with Level 3 inputs as of December 31, 2023 and 2022. Inherent in a Black-Scholes option pricing model and a Monte Carlo simulation method are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates of December 31, 2023 and 2022:

	As of December 31, 2023	As of December 31, 2022
Exercise price	$11.50	$11.50
Stock price	$10.60	$10.05
Volatility	5.1%	4.9%
Risk-free rate	3.77%	3.90%
Dividend yield	0.0%	0.0%
The changes in the Level 3 fair value of the derivative warrant liabilities for year ended December 31, 2023 and for the period from February 15, 2022 (inception) through December 31, 2022 are summarized as follows:

Balance as of February 15, 2022 (inception) - Level 3	$—
Issuance of Public Warrants and Private Placement Warrants	725,300
Transfer of Public Warrants to Level 1	(379,140)
Change in fair value of derivative warrant liabilities - Private Warrants	836,550

Balance as of December 31, 2022 - Level 3	1,182,710
Change in fair value of derivative warrant liabilities - Private Warrants	(750,010)

Balance as of December 31, 2023 - Level 3	$432,700

Note 9—Income Taxes
The income tax provision consists of the following:

	For the year ended December 31, 2023	For the period from February 15, 2022 (inception) through December 31, 2022
Current
Federal	$575,816	$86,214
State	—	—
Deferred
Federal	(309,223)	(195,869)
State	—	—
Valuation allowance	309,223	195,869

Income tax provision	575,816	86,214
Adjustment for prior year tax estimate	(42,000)	—

Income tax provision, net	$533,816	$86,214

The Company’s net deferred tax assets are as follows:

	December 31, 2023	December 31, 2022
Deferred tax assets:
Start-up/ o rganization costs	$505,092	$195,869
Net operating loss carryforwards	—	—

Total deferred tax assets	505,092	195,869
Valuation allowance	(505,092)	(195,869)

Deferred tax asset, net of allowance	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2023 and for the period from February 15, 2022 (inception) through December 31, 2022, the valuation allowances were
approximately $505,000 and $196,000, respectively. As of December 31, 2023 and 2022, the Company has no U.S. federal net operating loss carryforwards and no state net operating loss carryovers available to offset future taxable income.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:

	December 31, 2023	December 31, 2022
Statutory federal income tax rate	21.0%	21.0%
Change in fair value of warrant liabilities	(11.7)%	(16.0)%
Financing costs - derivative warrant liabilities	0.0%	(0.3)%
Start-up/ o rganization costs	0.1%	0.0%
Change in valuation allowance	10.9%	(8.5)%

Income tax expense	20.3%	(3.8	) %

There were no unrecognized tax benefits as of December 31, 2022. No amounts were accrued for the payment of interest and penalties as of December 31, 2023 and 2022. The Company is
currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company
h
a
s been
 subject to income tax examinations by major taxing authorities since inception. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
Note 10—Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the financial statements, except the Special Meeting, held on January 2, 2024, issuance of the Convertible Note in connection with the proposals approved during such meeting and additional advances received from related parties as noted in Note
s
1, 4, and 7.

Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Organization (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 00141519), filed with the SEC on October 4, 2022).

3.2	Certificate of Amendment to the Amended and Restated Articles of Organization (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 00141519), filed with the SEC on January 8, 2024).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K (File No. 00141519), filed with the SEC on March 15, 2023).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form S-1 (File No. 333-6770), filed with the SEC on September 12, 2022).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form S-1 (File No. 333-6770), filed with the SEC on September 12, 2022).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form S-1 (File No. 3336770), filed with the SEC on September 12, 2022).

4.4	Warrant Agreement, dated October 4, 2022 between the Company and Continental (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-41519), filed with the SEC on October 4, 2022).

4.5*	Description of Registrant’s Securities

10.1	Investment Management Trust Agreement, dated October 4, 2022 between the Company and Continental Stock Transfer and Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41519), filed with the SEC on October 4, 2022).

10.2	Amendment to the Investment Management Trust Agreement, dated January 2, 2024 by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41519), filed with the SEC on January 8, 2024).

10.3	Registration Rights Agreement, dated October 4, 2022 between the Company, Sponsor and the Holders signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41519), filed with the SEC on October 4, 2022).

10.4	Private Placement Warrants Purchase Agreement, dated October 4, 2022 between the Company and the Sponsor (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-41519), filed with the SEC on October 4, 2022).

10.5	Administrative Services Agreement, dated October 4, 2022 between the Company and the Sponsor (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-41519), filed with the SEC on October 4, 2022).

10.6	Letter Agreement, dated October 4, 2022 between the Company, the Sponsor and each of the executive officers and directors of the Company (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-41519), filed with the SEC on October 4, 2022).

10.7	Promissory Note, dated October 4, 2022, issued to the Sponsor (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K (File No. 001-41519), filed with the SEC on October 4, 2022).

10.8	Subscriber Forfeiture and Amendment No. 2 to the Securities Subscription Agreement dated September 29, 2022 between the Registrant and dMY Squared Sponsor, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41519), filed with the SEC on September 30, 2022).

10.9	Promissory Note, dated October 11, 2022, issued to the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41519), filed with the SEC on October 12, 2022).

10.10	Subscriber Forfeiture Agreement, dated October 11, 2022, between the Company and the Sponsor (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41519), filed with the SEC on October 12, 2022).

10.11	Form of Promissory Note (Over-Allotment) between Registrant and dMY Squared Sponsor, LLC (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form S-1 (File No. 333-6770), filed with the SEC on September 12, 2022).

10.12	Promissory Note, dated January 2, 2024, issued to Mr. Harry L. You (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41519), filed with the SEC on January 8, 2024).

14	Form of Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the Company‘s Current Report on Form S-1 (File No. 333-6770), filed with the SEC on September 12, 2022).

31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	dMY Squared Technology Group, Inc. Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 1, 2024	DMY SQUARED TECHNOLOGY GROUP, INC.

	By:	/s/ Niccolo de Masi
Name: Niccolo de Masi Title: Chief Executive Officer and Director

Signature	Capacity	Date

/s/ Harry L. You	Chairman, Chief Financial Officer and Director	April 1, 2024

/s/ Darla Anderson	Director	April 1, 2024

/s/ Constance Weaver	Director	April 1, 2024

/s/ Charles Wert	Director	April 1, 2024

/s/ Francesca Luthi	Director	April 1, 2024