Form 10-Q
period 2024-03-31
dMY Squared Technology Group, Inc.
filed 2024-05-15
CIK 1915380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
the Exchange Act). Yes ☒ No ☐
As of May 15, 2024, 2,338,586 shares of Class A common stock, par value $0.0001 per share, and 1,579,750 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

DMY SQUARED TECHNOLOGY GROUP, INC.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Financial Statements
DMY SQUARED TECHNOLOGY GROUP, INC.
CONDENSED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(unaudited)
Assets:
Current assets:
Cash	$626,136	$9
Prepaid expenses	103,750	155,625

Total current assets	729,886	155,634
Investments held in Trust Account	25,209,181	67,545,266

Total Assets	$25,939,067	$67,700,900

Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$524,967	$505,955
Accrued expenses	668,603	577,446
Convertible note—related parties	191,667	—
Advances from related parties	173,159	185,121
Corporate tax payable	458,575	374,267
Income tax payable	563,902	511,031

Total current liabilities	2,580,873	2,153,820
Overfunding loans	947,850	947,850
Derivative warrant liabilities	906,630	906,630
Deferred underwriting commissions	2,211,650	2,211,650

Total Liabilities	6,647,003	6,219,950

Commitments and Contingencies
Class A common stock, $0.0001 par value; 35,000,000 shares authorized; 2,338,586 and 6,319,000 shares subject to possible redemption at approximately $ 10.30 and $ 10.53 per share as of March 31, 2024 and December 31, 2023, respectively	24,086,704	66,559,968
Shareholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2024 and December 31, 2023	—	—
Class A common stock, $0.0001 par value; 35,000,000 shares authorized; no non-redeemable shares issued or outstanding as of March 31, 2024 and December 31, 2023	—	—
Class B common stock, $0.0001 par value; 5,000,000 shares authorized; 1,579,750 shares issued and outstanding as of March 31, 2024 and December 31, 2023	158	158
Additional paid-in capital	—	—
Accumulated deficit	(4,794,798)	(5,079,176)

Total shareholders’ deficit	(4,794,640)	(5,079,018)

Total Liabilities and Shareholders’ Deficit	$25,939,067	$67,700,900

The accompanying notes are an integral part of these unaudited condensed financial statements.

DMY SQUARED TECHNOLOGY GROUP, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2024	2023
General and administrative expenses	$377,583	$530,235
Corporate tax expenses	84,308	79,683

Loss from operations	(461,891)	(609,918)

Other income:
Interest income on operating account	91	35
Investment income from investments held in Trust Account	346,217	684,210
Change in fair value of derivative warrant liabilities	—	604,420

Total other income	346,308	1,288,665

Net income (loss) before provision for income taxes	(115,583)	678,747
Provision for income taxes	52,871	151,755

Net income (loss)	$(168,454)	$526,992

Weighted average shares outstanding of Class A common stock, basic and diluted	2,469,808	6,319,000

Basic and diluted net income (loss) per share, Class A common stock	$(0.04)	$0.07

Weighted average shares outstanding of Class B common stock, basic and diluted	1,579,750	1,579,750

Basic and diluted net income (loss) per share, Class B common stock	$(0.04)	$0.07

The accompanying notes are an integral part of these unaudited condensed financial statements.

DMY SQUARED TECHNOLOGY GROUP, INC.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the three months ended March 31, 2024
	Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance—December 31, 2023	1,579,750	$158	$—	$(5,079,176)	$(5,079,018)
Increase in redemption value of Class A common stock subject to possible redemption due to extension	—	—	—	(191,667)	(191,667)
Remeasurement for Class A common stock subject to possible redemption	—	—	—	644,499	644,499
Net loss	—	—	—	(168,454)	(168,454)

Balance—March 31, 2024 (unaudited)	1,579,750	$158	$—	$(4,794,798)	$(4,794,640)

	For the three months ended March 31, 2023
	Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance—December 31, 2023	1,579,750	$158	$—	$(5,178,213)	$(5,178,055)
Remeasurement for Class A common stock subject to possible redemption	—	—	—	(452,772)	(452,772)
Net income	—	—	—	526,992	526,992

Balance—March 31, 2023 (unaudited)	1,579,750	$158	$—	$(5,103,993)	$(5,103,835)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DMY SQUARED TECHNOLOGY GROUP, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(168,454)	$526,992
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Investment income from investments held in Trust Account	(346,217)	(684,210)
Change in fair value of derivative warrant liabilities	—	(604,420)
General and administrative expenses paid by related party under promissory note	106,912	—
Changes in operating assets and liabilities:
Prepaid expenses	51,875	191,523
Accounts payable	67,580	102,573
Accrued expenses	91,157	(1,219)
Corporate tax payable	84,308	79,683
Income tax payable	52,871	151,755

Net cash used in operating activities	(59,968)	(237,323)

Cash Flows from Investing Activities:
Cash deposited in Trust Account for extension	(191,667)	—
Withdrawal from Trust Account to pay for taxes	853,537	—
Withdrawal from Trust Account to pay for redemption	42,020,432

Net cash provided by investing activities	42,682,302	—

Cash Flows from Financing Activities:
Repayment of advances to related party	(167,442)	—
Proceeds received from related parties under convertible note	191,667	—
Redemption of Class A common stock	(42,020,432)	—

Net cash used in financing activities	(41,996,207)	—

Net change in cash	626,127	(237,323)
Cash—Beginning of the period	9	238,539

Cash—End of the period	$626,136	$1,216

Supplemental disclosure of noncash activities:
Accounts payable paid by related parties	$48,568	$—
The accompanying notes are an integral part of these unaudited condensed financial statements.

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024
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
As of March 31, 2024, the Company had not commenced any operations. All activity for the period from February 15, 2022 (inception) through March 31, 2024 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income
in the form of interest income from the proceeds derived from the Initial Public Offering.
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
Upon the closing of the Initial Public Offering, the Partial Over-Allotment, the Private Placement and the Overfunding Loans, approximately $64.1 million ($10.15 per unit) of the net proceeds of the sale of the units and the Private Placement Warrants and the proceeds from the Overfunding Loans were placed in a trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and was invested in United States government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of
Rule 2a-7 of
the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination, (ii) the redemption of Public Shares properly submitted in connection with a shareholder vote to amend our Amended and Restated Articles of Organization
(the “Charter”)
to modify the substance or timing of our of our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period (as defined below) or with respect to any other material provisions relating to shareholders’ rights or pre-initial
Business Combination activity, and (iii) our return of the funds held in the Trust Account to holders of our Public Shares (the “
Public Shareholders
”)
as part of our redemption of the Public Shares if we do not complete an initial Business Combination during the Combination Period.

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024

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
These Public Shares are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company’s Charter initially required the Company to not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In January 2024, the shareholders approved the proposal to amend the Charter and eliminate such Redemption Limitation (as defined below). If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Charter, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
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
The Sponsor and the Company’s officers agreed not to propose an amendment to the Charter to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period
 (as defined below),
or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business
Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024

The Company’s Charter initially provided 15 months from the closing of the
Initial Public Offering
, or January 4, 2024 (the “Prior Outside Date”), to consummate an initial Business Combination. The Charter also permitted the Company, by resolution of the board of directors, to extend the period of time to consummate a Business Combination twice by an additional
3-month
period (for a total of 21 months to complete a Business Combination), subject to the Sponsor depositing into the Trust Account $631,900 in the aggregate for each extension (the “Prior Contributions”). The Sponsor did not intend to deposit such Prior Contributions into the Trust Account. Accordingly, following January 4, 2024, the Company would have been forced to liquidate. The Company’s board determined that, in order for the Company to have additional time to complete a Business Combination in a more cost effective manner, it would be in the best interests of the Company and its shareholders to extend the Prior Outside Date to allow for a period of additional time to consummate the Business Combination. On January 2, 2024, the Company held a special meeting of its shareholders (the “Special Meeting”). At the Special Meeting, the Company’s shareholders approved an amendment of the Charter to extend (the “Extension”) the date by which the Company has to consummate a Business Combination up to twenty-three (23) times for an additional one (1) month each time (each, an “Extension Period”), with the first Extension Period being from January 4, 2024 to January 29, 2024 (the “Extended Date”) and each subsequent Extension Period being one calendar month each time, until up to December 29, 2025 (each, an “Additional Extended Date”, and such period in its entirety, from the

Initial Public Offering
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
At the Special Meeting, the Company’s shareholders also approved proposals to (1) amend the Charter to provide for the right of a holder of Class B Shares to convert their Class B Shares into Class A Shares on a one-for-one basis
at any time and from time to time at the election of the holder; (2) amend the Charter to eliminate from the Charter (i) the limitation that the Company may not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 and (ii) the limitation that the Company shall not consummate a Business Combination unless it has net tangible assets of at least $5,000,001
 (collectively, the “Redemption Limitation”);
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
In connection with the Contribution and advances the Sponsor may make in the future to the Company for working capital expenses, on January 2, 2024, the Company issued a convertible promissory note to Harry L. You, Chairman and Chief Financial Officer and an affiliate of the Sponsor (the “Payee”), with a principal amount up to $1.75 million (the “Convertible Note”). The Convertible Note bears no interest and is repayable on the earlier of (i) the date on which the Company consummates an initial Business Combination and (ii) the liquidation date. If the Company does not consummate a Business Combination before the end of the Combination Period, the Convertible Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon the consummation of the initial Business Combination, the outstanding principal of the Convertible Note may be converted into warrants, at a price of $1.00 per warrant, at the option of the Payee.
Since January 2, 2024, the board of directors has elected to extend the liquidation date five times
to May 29, 2024. Accordingly, the Company has drawn down from the Convertible Note and deposited $241,667 into the Trust Account in connection with such extensions
. If the Company is unable to complete the Business Combination before the end of the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten
business days thereafter subject to lawfully available funds therefor, redeem one hundred percent (100%) of the Offering Shares in consideration of a per-share
price, payable in cash, equal to the quotient obtained by dividing (A) the aggregate amount then on deposit in the Trust Account, including interest not previously released to the
Company
to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), by (B) the total number of then outstanding Offering Shares, which redemption will completely

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024

extinguish rights of the Public Shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors in accordance with applicable law, dissolve and liquidate, subject in each case to the Company’s obligations under the MBCA to provide for claims of creditors and other requirements of applicable law.
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
Going Concern Consideration
As of March 31, 2024, the Company had
approximately $626,000 in
cash and working capital deficit of approximately $1.9 million (including tax obligations of approximately $1.0 million that may be paid using interest
income earned in the Trust Account). Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.
Prior to the consummation of the Initial Public Offering, the Company’s liquidity needs were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4) and a loan under the Note (as defined in Note 4) in the amount of approximately $145,000. The Company fully repaid the Note balance on October 4, 2022. The Note was no longer available to the Company after closing of its Initial Public Offering. Subsequent to the closing of the Initial Public Offering and the Partial Over-Allotment, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account and advances from related parties (approximately $173,000 outstanding as of March 31, 2024). Subsequent to March 31, 2024, the Company borrowed an additional amount of approximately $5,000 from related parties, increasing
the total outstanding
 amount of advances
to approximately $178,000.
In addition, in order to provide the Contribution and to finance transaction costs in connection with a Business Combination, the Company issued the Convertible Note to the
Payee
with a principal amount up to $1.75 million on January 2, 2024 as discussed above. The Company borrowed $191,667 under the Convertible Note from January through March 2024, and an additional amount of $50,000 in April 2024, increasing
the total amount outstanding under the Convertible Note to $241,667. All proceeds received under the Convertible Note were
contributed into the Trust Account in connection with extensions to extend the Combination Period to May 29, 2024.

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024

In connection with the management’s assessment of going concern considerations in accordance with FASB Accounting Standards Update
(“ASU”) 2014-15, “Disclosure
of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company’s management has determined that the liquidity condition, mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about its ability to continue as a going concern through the earlier of the liquidation date or the completion of the initial Business Combination. There is no assurance that the Company’s plans to consummate the initial Business Combination will be successful or successful within the Combination Period. The unaudited condensed financial statements included in this Report do not include any adjustments that might result from the outcome of this uncertainty.
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
On October 7, 2023, Hamas militants and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of terror attacks on civilian and military targets. The intensity and duration of Israel’s current war against Hamas is difficult to predict, as are such war’s economic implications on the Company’s business and operations and on Israel’s economy in general. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.
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
(the “Notice”), which provided interim guidance regarding the application of the corporate stock repurchase excise tax until the issuance of proposed regulations. The Notice excluded the distributions upon complete liquidation of a corporation from the base of the excise tax. The Notice also excludes from the scope of the excise tax any distribution made during the taxable year in which a corporation fully liquidates and dissolves, even if a distribution precedes the formal decision to liquidate. Although such Notice clarifies certain aspects of the excise tax, the interpretation and operation of other aspects of the excise tax remain unclear, and such interim operating rules are subject to change.

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024

Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, Article 8 and Article 10 of Regulation
S-X.
Certain disclosures normally included in financial statements have been condensed or omitted from these unaudited condensed financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation of the financial position, operating results and cash flows for the periods presented have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or any future period.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report
Form 10-K
as of December 31, 2023, as filed with the SEC on April 1, 2024, which contains the Company’s audited financial statements and notes thereto.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2024 and December 31, 2023.
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

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024

Investments Held in Trust Account
The Company’s portfolio of investments
are
comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed
balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest income from investments held in the Trust Account in the accompanying unaudited condensed
statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities other than for the Overfunding Loan to the Sponsor, which qualifies as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the unaudited condensed balance sheets, either because of the short-term nature of the instruments or because the instrument is recognized at fair value.
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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
Warrant Liabilities
The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants were recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognized the warrant instruments as liabilities at fair value and will adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at
each balance sheet date until exercised, and any change in fair value will be recognized in the unaudited condensed statements of operations. The fair value of the Public Warrants and Private Placement Warrants were initially measured at fair value using the Black-Scholes model and the Monte Carlo simulation model, respectively. Beginning in December 2022, the fair value of Public Warrants has been measured based on the listed market price of such Public Warrants. The estimated fair value of the Private Placement Warrants was subsequently determined using the Monte Carlo simulation method with Level 3 inputs. The determination of the fair value of the derivative warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly (see Note 8).

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024

Convertible Note Payable – Related Parties
The option to convert the Convertible Note issued to the Payee on January 2, 2024 (see Note 4) into warrants qualifies as an embedded derivative under ASC 815 and is required to be recognized at fair value, with subsequent changes in fair value recognized in the Company’s statements of operations each reporting period until the Convertible Note is repaid or converted. As of the funding date and March 31, 2024, the fair value of the embedded conversion option had a de minimis value.
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
Public Shares Subject to Possible Redemption
As discussed in Note 1, all of the Public Shares sold as parts of the units in the Initial Public Offering contain a redemption feature. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Therefore, the carrying value of all Public Shares has been classified outside of permanent equity. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Public Shares resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
As of March 31, 2024 and December 31, 2023, the amounts of Public Shares reflected on the condensed balance sheets are reconciled in the following table:

Class A common stock subject to possible redemption—December 31, 2022	64,362,074
Plus:
Accretion of carrying value to redemption value	2,197,894

Class A common stock subject to possible redemption—December 31, 2023	66,559,968
Plus:
Increase in redemption value of Class A common stock subject to possible redemption subject to redemption due to extension	191,667
Less:
Redemption of Class A common stock subject to possible redemption	(42,020,432)
Remeasurement for Class A common stock subject to redemption	(644,499)

Class A common stock subject to possible redemption—March 31, 2024 (unaudited)	$24,086,704

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024

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
The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share of common stock for each class of common stock for the three months ended March 31, 2024 and March 31, 2023:

	For the three months ended March 31,
	2024		2023
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share:
Numerator:
Allocation of net income (loss)	$(102,739)	$(65,715)	$421,594	$105,398
Denominator:
Basic and diluted weighted average common shares outstanding	2,469,808	1,579,750	6,319,000	1,579,750

Basic and diluted net income (loss) per common share	$(0.04)	$(0.04)	$0.07	$0.07

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2024 and December 31, 2023, the Company had gross deferred tax assets of approximately $584,000 and $505,000, respectively, which were presented net of a full valuation allowance.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2024 and December 31, 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024

March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.
The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.
Recent Accounting Pronouncements
In June 2022, the FASB issued
ASU 2022-03, ASC
Subtopic 820, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company adopted ASU
2022-03
effective January 1, 2024, and the adoption did not have a material impact on the Company’s unaudited condensed financial statements or disclosures for the three months ended March 31, 2024.
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
MARCH 31, 2024

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
The Company’s Sponsor and its affiliates also paid for certain expenses on behalf of the Company.
As of March 31, 2024 and December 31, 2023, the Company had
 an
outstanding advances balance
from such parties
of approximately $173,000 and $185,000, respectively. Subsequent to March 31, 2024, the Company borrowed an additional amount of approximately $5,000 from related parties, increasing
the total outstanding
amount of advances
to approximately $178,000.
Overfunding Loans
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

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024

Convertible Promissory Note
In connection with the Contribution and advances the Sponsor may make in the future to the Company for working capital expenses, on January 2, 2024, the Company issued a Convertible Note to an affiliate of the Sponsor with a principal amount up to $1.75 million. The Convertible Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, or (b) the date of the Company’s liquidation. If the Company does not consummate an initial Business Combination by the end of the Combination Period, the Convertible Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon the consummation of the Company’s initial Business Combination, the outstanding principal of the Convertible Note may be converted into warrants, at a price of $1.00 per warrant, at the option of the Sponsor. Such warrants will have terms identical to the Private Placement Warrants.
The Company borrowed $191,667 under the Convertible Note from January through March 2024 and an additional amount of $50,000 in April 2024, which
increasing
the total amount outstanding under the Convertible Note to $241,667. All proceeds received under the Convertible Note were
contributed into the Trust Account in connection with extensions to extend the Combination Period to May 29, 2024.
The option to convert the Convertible Note into warrants qualifies as an embedded derivative under ASC 815 and is required to be recognized at fair value with subsequent changes in fair value recognized in the Company’s statements of operations each reporting period until the Convertible Note is repaid or converted. As of the funding date and March 31, 2024, the fair value of the embedded conversion option had a de minimis value.
Administrative Services Agreement
On October 4, 2022, the Company entered into an agreement pursuant to which it agreed to pay the Sponsor $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company recorded $30,000 and $30,000

in connection with such fees during the three months ended March 31, 2024 and
March 31, 2023
in the accompanying unaudited condensed statements of operations. The Company recorded an outstanding balance of $100,000 and $70,000 in connection with such fees in accrued expenses in the accompanying unaudited condensed balance sheets.
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
MARCH 31, 2024

The underwriter was entitled to an additional fee of approximately $45,000, which was paid upon closing of the Partial Over-Allotment, and approximately $112,000 in deferred underwriting commissions in connection with the consummation of the Partial Over-Allotment.
Note 6—Derivative Warrant Liabilities
As of March 31, 2024 and December 31, 2023, the Company had an aggregate of 6,044,160 warrants outstanding, comprised of 3,159,500 Public Warrants and 2,884,660 Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A Shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC and have an effective registration statement covering the shares of Class A Shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A Shares until the warrants expire or are redeemed. If a registration statement covering the Class A Shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s Class A Shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
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
MARCH 31, 2024

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
Note 7—Shareholders’ Deficit
Preferred Stock
—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.
Class
 A Shares
—The Company is authorized to issue 35,000,000 shares of Class A Shares with a par value of $0.0001 per share. As of December 31, 2023, there were 6,319,000
Class A Shares issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity (deficit) on the accompanying unaudited condensed balance sheet.
In connection with the Special Meeting held on January 2, 2024, a total of 3,980,414 Public Shares were presented for redemption. The Company paid approximately $42 million for such redemption on January 4, 2024. As of March 31, 2024, there were 2,338,586 Class A Shares issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity on the accompanying unaudited condensed balance sheet.

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024

Class
 B Shares
—The Company is authorized to issue 5,000,000 Class B Shares with a par value of $0.0001 per share. On March 16, 2022, the Company issued 1,725,000 Class B Shares issued and outstanding, which amount has been retroactively restated to reflect the share surrenders on September 8, 2022 and September 29, 2022 as discussed in Note 4. Of these, up to 225,000 Class B Shares were subject to forfeiture to the Company by the initial shareholders for no consideration to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the initial shareholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. The underwriter partially exercised its over-allotment option on October 11, 2022 and waived the remainder of its over-allotment option. Accordingly, the Sponsor forfeited 145,250 Founder Shares on October 11, 2022. As of March 31, 2024 and December 31, 2023, there were 1,579,750 Class B Shares issued and outstanding. Common shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of Class B Shares will have the right to elect all of the Company’s directors prior to the consummation of the initial Business Combination. On any other matter submitted to a vote of the Company’s shareholders, holders of Class B Shares and holders of Class A Shares will vote together as a single class, except as required by applicable law or stock exchange rule.
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
one-for-one basis
.
Note 8—Fair Value Measurements
The following tables present information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, by level within the fair value hierarchy:
March 31, 2024

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account—U.S. Treasury Securities (1)	$25,209,181	$—	$—
Liabilities:
Derivative warrant liabilities—Public Warrants	$—	$473,930	$—
Derivative warrant liabilities—Private Warrants	$—	$—	$432,700

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024

December 31, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account—U.S. Treasury Securities (1)	$67,545,266	$—	$—
Liabilities:
Derivative warrant liabilities—Public Warrants	$—	$473,930	$—
Derivative warrant liabilities—Private Warrants	$—	$—	$432,700

(1)	Includes $2,056 and $859 of cash balance held within the Trust Account as of March 31, 2024 and December 31, 2023, respectively .
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in December 2022 when the Public Warrants were separately listed and traded. As of March 31, 2024 and December 31, 2023, the fair value measurement for Public Warrants was transferred to Level 2 measurement due to low trading volume.
Level 1 assets include investments in money market funds or U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The fair value of the Public Warrants and the Private Placement Warrants was initially measured using Black-Scholes option pricing model and Monte Carlo simulation method, respectively. Beginning in December 2022, the fair value of Public Warrants has been measured based on the listed market price of such Public Warrants. The estimated fair value of the Private Placement Warrants was determined using a Monte Carlo simulation method with Level 3 inputs as of March 31, 2024 and December 31, 2023. Inherent in a Black-Scholes option pricing model and a Monte Carlo simulation method are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S.
Treasury zero-coupon yield
curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates of March 31, 2024 and December 31, 2023:

	As of March 31, 2024	As of December 31, 2023
Exercise price	$11.50	$11.50
Stock price	$10.63	$10.60
Volatility	7.0%	5.1%
Risk-free rate	4.12%	3.77%
Dividend yield	0.00%	0.0%
The changes in the Level 3 fair value of the derivative warrant liabilities for the three months ended March 31, 2024 and March 31, 2023 are summarized as follows:

Balance as of December 31, 2023—Level 3	432,700
Change in fair value of derivative warrant liabilities—Private Warrants	—

Balance as of March 31, 2024— Level 3	$432,700

Balance as of December 31, 2022—Level 3	$1,182,710
Change in fair value of derivative warrant liabilities—Private Warrants	(288,470)

Balance as of March 31, 2023—Level 3	$894,240

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024

Note 9— Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the unaudited condensed financial statements, except as noted below.
Subsequent to March 31, 2024, the Company borrowed an additional amount of approximately $5,000 from related parties, increasing
the total outstanding
 amount of advances
to approximately $178,000.
The Company borrowed an additional amount of $50,000 in April 2024 under the Convertible Note, increasing
the total amount outstanding to $241,667, and contributed the full proceeds into the Trust Account in connection with extensions to extend the Combination Period to May 29, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to dMY Squared Technology Group, Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this quarterly report on Form 10-Q (this “Report”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Report includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 1, 2024. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

As of March 31, 2024, we had not commenced any operations. All activity for the period from February 15, 2022 (inception) through March 31, 2024 relates to our formation and the Initial Public Offering as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income from the proceeds derived from the Initial Public Offering.

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

Upon the closing of the Initial Public Offering, the Private Placement and the Overfunding Loans, approximately $64.1 million ($10.15 per unit) of the net proceeds of the sale of the units, Over-Allotment Units, and the Private Placement Warrants and the proceeds from the Overfunding Loans were placed in the Trust Account and were invested in United States government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination, (ii) the redemption of Public Shares properly submitted in connection with a shareholder vote to amend our Charter to modify the substance or timing of our of our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, and (iii) our return of the funds held in the Trust Account to our Public Shareholders as part of our redemption of the Public Shares if we do not complete an initial Business Combination during the Combination Period. At the Special Meeting on January 2, 2024, the Company’s shareholders approved an amendment to the Investment Management Trust Agreement, permitting the trustee to, in a timely manner, upon the written instruction of the Company, (i) hold funds uninvested, (ii) hold funds in an interest-bearing bank demand deposit account, or (iii) invest and reinvest the Property in solely United States government securities within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less, or in money market funds meeting the conditions of Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations. The trustee is not permitted to invest in other securities or assets. Investing in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities. Instead, the Trust Account is intended as a holding place for funds pending the use of such funds upon completion of a Business Combination or distribution upon redemption of our Public Shares.

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

We initially had 15 months from the closing of the Initial Public Offering, or January 4, 2024, to consummate an initial Business Combination. On January 2, 2024, the Company held a Special Meeting. At the Special Meeting, the Company’s shareholders approved an amendment of the Company’s Charter to extend the date by which the Company has to consummate a Business Combination up to twenty-three (23) times for an additional one (1) month each time, with the first Extension Period being from January 4, 2024 to January 29, 2024, and each subsequent Extension Period being one calendar month each time, until up to December 29, 2025, only if the Sponsor or its designee would deposit into the Trust Account as a loan, (i) on or before January 4, 2024, with respect to the initial extension, an amount of $41,667, and

(ii) one business day following the public announcement by us disclosing that the board of directors has determined to implement an additional monthly extension, with respect to each such Additional Extension, an amount of $50,000. In connection with the shareholder approval of the Extension, an aggregate of 3,980,414 Public Shares were redeemed, and the Company paid approximately $40.4 million accordingly on January 4, 2024.

At the Special Meeting, the Company’s shareholders also approved proposals to (1) amend the Charter to provide for the right of a holder of Class B Shares to convert its Class B Shares into Class A Shares on a one-for-one basis at any time and from time to time at the election of the holder; (2) amend the Charter to eliminate from the Charter (i) the limitation that we may not redeem Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 and (ii) the limitation that we shall not consummate a Business Combination unless we have net tangible assets of at least $5,000,001; (3) amend the Charter to permit the board of directors, in its sole discretion, to elect to wind up our operations on an earlier date than the Extended Date or Additional Extended Date, as applicable, as determined by the board of directors and included in a public announcement; and (4) amend the Investment Management Trust Agreement to reflect the Extension and the Liquidation Amendment.

In connection with the approval of the Extension, our Sponsor, its affiliates, or its designees are required to deposit into the Trust Account, as a loan, (i) on or before January 4, 2024, with respect to the Initial Extension, an amount of $41,667, and (ii) one business day following the public announcement by us disclosing that the board of directors has determined to implement an additional monthly extension, with respect to each such Additional Extension, an amount of $50,000. In connection with the Contribution and advances our Sponsor may make in the future to us for working capital expenses, on January 2, 2024, we issued a convertible promissory note to Harry L. You, our Chairman and Chief Financial Officer and an affiliate of our Sponsor, with a principal amount up to $1.75 million. The Convertible Note bears no interest and is repayable on the earlier of: (i) the date on which we consummate an initial Business Combination and (ii) the liquidation date. If we do not consummate a Business Combination before the end of the Combination Period, the Convertible Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon the consummation of our initial Business Combination, the outstanding principal of the Convertible Note may be converted into warrants, at a price of $1.00 per warrant, at the option of the Payee.

Since January 2, 2024, our board of directors has elected to extend our liquidation date five times to May 29, 2024. Accordingly, we have drawn down from the Convertible Note and deposited $241,667 into the Trust Account in connection with such extensions.

If we are unable to complete a Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter subject to lawfully available funds therefor, redeem one hundred percent (100%) of the Offering Shares in consideration of a per-share price, payable in cash, equal to the quotient obtained by dividing (A) the aggregate amount then on deposit in the Trust Account, including interest not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), by (B) the total number of then outstanding Offering Shares, which redemption will completely extinguish rights of the Public Shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors in accordance with applicable law, dissolve and liquidate, subject in each case to the Company’s obligations under the MBCA to provide for claims of creditors and other requirements of applicable law.

Liquidity and Capital Resources; Going Concern Consideration

As of March 31, 2024, we had approximately $626,000 in cash and working capital deficit of approximately $1.9 million (including tax obligations of approximately $1.0 million that may be paid using investment income earned in Trust Account). Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.

On March 3, 2022, the Sponsor agreed to loan the Company an aggregate amount of up to $200,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). Prior to the consummation of the Initial Public Offering, our liquidity needs were satisfied through the payment of $25,000 from our Sponsor to purchase Founder Shares and a loan under the Note in the amount of approximately $145,000. The Company fully repaid the Note balance on October 4, 2022. The Note was no longer available to the Company after closing of its initial public offering. Subsequent to the closing of the Initial Public Offering, our liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement Warrants held outside of the Trust Account and advances from related parties (approximately $173,000 outstanding as of March 31, 2024). Subsequent to March 31, 2024, we borrowed an additional amount of approximately $5,000 from related parties, increasing the total outstanding amount of advances to approximately $178,000.

In addition, in order to provide the Contribution and to finance transaction costs in connection with a Business Combination, the Company issued the Convertible Note to an affiliate of the Sponsor with a principal amount up to $1.75 million on January 2, 2024 as discussed above. We borrowed $191,667 under the Convertible Note from January through March 2024, and an additional amount of $50,000 in April 2024, increasing the total amount outstanding under the Convertible Note to $241,667. All proceeds received under the Convertible Note were contributed into the Trust Account in connection with extensions to extend the Combination Period to May 29, 2024.

In connection with our management’s assessment of going concern considerations in accordance with FASB’s ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” our management has determined that the liquidity condition, mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern through the earlier of the liquidation date or the completion of the initial Business Combination. There is no assurance that our plans to consummate the initial Business Combination will be successful or successful within the Combination Period. These unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On August 16, 2022, the IR Act was signed into federal law. The IR Act provides for, among other things, a U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2023, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax on a redemption of Public Shares or other stock of the Company in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the excise tax, (ii) the fair market value of the redemption treated as a repurchase of stock in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any private investment in public equity (PIPE) financing or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a redemption treated as a repurchase of stock) and

(iv) the content of regulations and other guidance from the Treasury. As noted above, because the excise tax would be payable by the Company and not by the redeeming holder. The imposition of the excise tax has not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination or for effecting redemptions and may affect in the Company’s ability to complete a Business Combination.

On December 27, 2022, the Treasury and Internal Revenue Service (“IRS”) issued a Notice 2023-2, which provided interim guidance regarding the application of the corporate stock repurchase excise tax until the issuance of proposed regulations. The Notice excluded the distributions upon complete liquidation of a corporation from the base of the excise tax. The Notice also excludes from the scope of the excise tax any distribution made during the taxable year in which a corporation fully liquidates and dissolves, even if a distribution precedes the formal decision to liquidate. Although such Notice clarifies certain aspects of the excise tax, the interpretation and operation of other aspects of the excise tax remain unclear, and such interim operating rules are subject to change.

Results of Operations

Our entire activity from February 15, 2022 (inception) through March 31, 2024 is related to our formation and the preparation for our Initial Public Offering, and since the closing of our Initial Public Offering, the search for a prospective initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of investment income from the Trust Account. We will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our derivative liabilities at each reporting period.

For the three months ended March 31, 2024, we had net loss of approximately $168,000, which consisted of approximately $377,000 of general and administrative expenses (of which $30,000 was for administrative expenses paid to our Sponsor) and approximately $137,000 of tax expenses, partially offset by approximately $346,000 of interest income from operating account and investments held in Trust Account.

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

Contractual Obligations

Administrative Services Agreement

On October 4, 2022, we entered into an agreement pursuant to which we agreed to pay our Sponsor $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or our liquidation, we will cease paying these monthly fees. We recorded $30,000 and $30,000 in connection with such fees during the three months ended March 31, 2024 and March 31, 2023 in the accompanying unaudited condensed statements of operations. We recorded an outstanding balance of $100,000 and $70,000 in connection with such fees in accrued expenses in the accompanying unaudited condensed balance sheets.

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

Convertible Promissory Note

In connection with the Contribution and advances our Sponsor may make in the future to our Company for working capital expenses, on January 2, 2024, we issued a Convertible Note to an affiliate of our Sponsor with a principal amount up to $1.75 million. The Convertible Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of our initial Business Combination, or (b) the date of our liquidation. If we do not consummate an initial Business Combination by the end of the Combination Period, the Convertible Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon the consummation of our initial Business Combination, the outstanding principal of the Convertible Note may be converted into warrants, at a price of $1.00 per warrant, at the option of the Sponsor. Such warrants will have terms identical to the Private Placement Warrants.

We borrowed $191,667 under the Convertible Note from January through March 2024, and an additional amount of $50,000 in April 2024, increasing the total amount outstanding under the Convertible Note to $241,667. All proceeds received under the Convertible Note were contributed into the Trust Account in connection with extensions to extend the Combination Period to May 29, 2024.

The option to convert the Convertible Note into warrants qualifies as an embedded derivative under ASC 815 and is required to be recognized at fair value with subsequent changes in fair value recognized in our statements of operations each reporting period until the Convertible Note is repaid or converted. As of the funding date and March 31, 2024, the fair value of the embedded conversion option had a de minimis value.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(b)(1) of Regulation S-K and did not have any commitments or contractual obligations.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, of our disclosure controls and procedures as of March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this Report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2024 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on April 1, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 1, 2024. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1	Amended and Restated Articles of Organization of dMY Squared Technology Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 00141519), filed with the SEC on October 4, 2022).

3.2	Certificate of Amendment to the Amended and Restated Articles of Organization of dMY Squared Technology Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 00141519), filed with the SEC on January 8, 2024).

10.1	Amendment to the Investment Management Trust Agreement, dated January 2, 2024, by and between dMY Squared Technology Group, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 00141519), filed with the SEC on January 8, 2024).

10.2	Promissory Note, dated January 2, 2024, between dMY Squared Technology Group, Inc. and Harry L. You (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 00141519), filed with the SEC on January 8, 2024).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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

DMY SQUARED TECHNOLOGY GROUP, INC.

Date: May 15, 2024	By:	/s/ Niccolo de Masi
	Name:	Niccolo de Masi
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Harry L. You
	Name:	Harry L. You
	Title:	Chief Financial Officer
(Principal Financial Officer)