Form 10-Q
period 2024-06-30
dMY Squared Technology Group, Inc.
filed 2024-08-14
CIK 1915380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Exchange Act). Yes ☒ No ☐
As of August 1
4
, 2024, 2,338,586 shares of Class A common stock, par value $0.0001 per share, and 1,579,750 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

DMY SQUARED TECHNOLOGY GROUP, INC.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Financial Statements
DMY SQUARED TECHNOLOGY GROUP, INC.
CONDENSED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(unaudited)
Assets:
Current assets:
Cash	$405,955	$9
Prepaid expenses	94,375	155,625

Total current assets	500,330	155,634
Investments held in Trust Account	24,663,767	67,545,266

Total Assets	$25,164,097	$67,700,900

Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$322,136	$505,955
Accrued expenses	693,285	577,446
Convertible note—related parties	341,667	—
Advances from related parties	215,566	185,121
Corporate tax payable	267,470	374,267
Income tax payable	286,840	511,031

Total current liabilities	2,126,964	2,153,820
Overfunding loans	947,850	947,850
Derivative warrant liabilities	906,630	906,630
Deferred underwriting commissions	2,211,650	2,211,650

Total Liabilities	6,193,094	6,219,950

Commitments and Contingencies
Class A common stock, $0.0001 par value; 35,000,000 shares authorized; 2,338,586 and 6,319,000 shares subject to possible redemption at approximately $10.27 and $10.53 per share as of June 30, 2024 and December 31, 2023, respectively	24,009,457	66,559,968
Shareholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2024 and December 31, 2023	—	—
Class A common stock, $ 0.0001 par value; 35,000,000 shares authorized; no non-redeemable shares issued or outstanding as of June 30, 2024 and December 31, 2023	—	—
Class B common stock, $0.0001 par value; 5,000,000 shares authorized; 1,579,750 shares issued and outstanding as of June 30, 2024 and December 31, 2023	158	158
Additional paid-in capital	—	—
Accumulated deficit	(5,038,612)	(5,079,176)

Total shareholders’ deficit	(5,038,454)	(5,079,018)

Total Liabilities and Shareholders’ Deficit	$25,164,097	$67,700,900

The accompanying notes are an integral part of these unaudited condensed financial statements.

DMY SQUARED TECHNOLOGY GROUP, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
General and administrative expenses	$230,197	$211,272	$607,780	$741,507
Corporate tax expenses	182,903	40,537	267,211	120,220

Loss from operations	(413,100)	(251,809)	(874,991)	(861,727)

Other income:
Interest income on operating account	156	8	247	43
Investment income from investments held in Trust Account	323,704	668,589	669,921	1,352,799
Change in fair value of derivative warrant liabilities	—	906,620	—	1,511,040

Total other income	323,860	1,575,217	670,168	2,863,882

Net income (loss) before provision for income taxes	(89,240)	1,323,408	(204,823)	2,002,155
Provision for income taxes	231,821	132,080	284,692	283,835

Net income (loss)	$(321,061)	$1,191,328	$(489,515)	$1,718,320

Weighted average shares outstanding of Class A common stock, basic and diluted	2,338,586	6,319,000	2,404,197	6,319,000

Basic and diluted net income (loss) per share, Class A common stock	$(0.08)	$0.15	$(0.12)	$0.22

Weighted average shares outstanding of Class B common stock, basic and diluted	1,579,750	1,579,750	1,579,750	1,579,750

Basic and diluted net income (loss) per share, Class B common stock	$(0.08)	$0.15	$(0.12)	$0.22

The accompanying notes are an integral part of these unaudited condensed financial statements.

DMY SQUARED TECHNOLOGY GROUP, INC.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the three and six months ended June 30, 2024
	Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance - December 31, 2023	1,579,750	$158	$—	$(5,079,176)	$(5,079,018)
Increase in redemption value of Class A common stock subject to redemption due to extension	—	—	—	(191,667)	(191,667)
Remeasurement for Class A common stock subject to redemption	—	—	—	644,499	644,499
Net loss	—	—	—	(168,454)	(168,454)

Balance – March 31, 2024 (unaudited)	1,579,750	158	—	(4,794,798)	(4,794,640)
Increase in redemption value of Class A common stock subject to redemption due to extension	—	—	—	(150,000)	(150,000)
Remeasurement for Class A common stock subject to redemption	—	—	—	227,247	227,247
Net loss	—	—	—	(321,061)	(321,061)

Balance - June 30, 2024 (unaudited)	1,579,750	$158	$—	$(5,038,612)	$(5,038,454)

	For the three and six months ended June 30, 2023
	Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance - December 31, 2022	1,579,750	$158	$—	$(5,178,213)	$(5,178,055)
Remeasurement for Class A common stock subject to redemption	—	—	—	(452,772)	(452,772)
Net income	—	—	—	526,992	526,992

Balance – March 31, 2023 (unaudited)	1,579,750	$158	$—	$(5,103,993)	$(5,103,835)
Accretion for Class A common stock to redemption amount	—	—	—	(495,973)	(495,973)
Net income	—	—	—	1,191,328	1,191,328

Balance - June 30, 2023 (unaudited)	1,579,750	$158	$—	$(4,408,638)	$(4,408,480)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DMY SQUARED TECHNOLOGY GROUP, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$(489,515)	$1,718,320
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income from investments held in Trust Account	(669,921)	(1,352,799)
Change in fair value of derivative warrant liabilities	—	(1,511,040)
General and administrative expenses paid by related party under promissory note	191,887	—
Changes in operating assets and liabilities:
Prepaid expenses	61,250	283,597
Accounts payable	(177,819)	152,741
Accrued expenses	115,839	8,781
Corporate tax payable	(106,797)	(74,780)
Income tax payable	(224,191)	174,835

Net cash used in operating activities	(1,299,267)	(600,345)

Cash Flows from Investing Activities:
Cash deposited in Trust Account for extension	(341,667)	—
Withdrawal from Trust Account to pay for taxes	1,872,655	304,000
Withdrawal from Trust Account to pay for redemption	42,020,432

Net cash provided by investing activities	43,551,420	304,000

Cash Flows from Financing Activities:
Advances from related parties	—	57,812
Repayment of advances to related party	(167,442)	—
Proceeds received from related parties under convertible note	341,667	—
Redemption of Class A common stock	(42,020,432)	—

Net cash (used in) provided by financing activities	(41,846,207)	57,812

Net change in cash	405,946	(238,533)
Cash - Beginning of the period	9	238,539

Cash - End of the period	$405,955	$6

Supplemental disclosure of noncash activities:
Accounts payable paid by related parties	$6,000	$34,320
Supplemental cash flow information:
Cash paid for income taxes	$508,883	$109,000
The accompanying notes are an integral part of these unaudited condensed financial statements.

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024
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
As of June 30, 2024, the Company had not commenced any operations. All activity for the period from February 15, 2022 (inception) through June 30, 2024 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The
Company generates non-operating income in
the form of interest income from the proceeds derived from the Initial Public Offering.
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
of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination, (ii) the redemption of Public Shares properly submitted in connection with a shareholder vote to amend the Amended and Restated Articles of Organization (the “Charter”) to modify the substance or timing of the Company’s obligation to redeem

100
%
of its Public Shares if the Company does not complete the initial Business Combination within the Combination Period (as defined below) or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business
Combination activity, and (iii) return of the funds held in the Trust Account to holders of Public Shares (the “Public Shareholders”) as part of the redemption of the Public Shares if the Company does not complete an initial Business Combination during the Combination Period.

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024

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
In January 2024, the shareholders approved the proposal to amend the Charter and eliminate such Redemption Limitation (as defined below). If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Charter, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders agreed to vote their Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
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
JUNE 30, 2024

The Company’s Charter initially provided 15 months from the closing of the Initial Public Offering, or January 4, 2024 (the “Prior Outside Date”), to consummate an initial Business Combination. The Charter also permitted the Company, by resolution of the board of directors, to extend the period of time to consummate a Business Combination twice by an additional 3-month period
(for a total of 21 months to complete a Business Combination), subject to the Sponsor depositing into the Trust Account $631,900 in the aggregate for each extension (the “Prior Contributions”). The Sponsor did not intend to deposit such Prior Contributions into the Trust Account. Accordingly, following January 4, 2024, the Company would have been forced to liquidate. The Company’s board determined that, in order for the Company to have additional time to complete a Business Combination in a more cost effective manner, it would be in the best interests of the Company and its shareholders to extend the Prior Outside Date to allow for a period of additional time to consummate the Business Combination. On January 2, 2024, the Company held a special meeting of its shareholders (the “Special Meeting”). At the Special Meeting, the Company’s shareholders approved an amendment of the Charter to extend (the “Extension”) the date by which the Company has to consummate a Business Combination up to twenty-three (23) times for an additional one (1) month each time (each, an “Extension Period”), with the first Extension Period being from January 4, 2024 to January 29, 2024 (the “Extended Date”) and each subsequent Extension Period being one calendar month each time, until up to December 29, 2025 (each, an “Additional Extended Date”, and such period in its entirety, from the Initial Public Offering until the final Additional Extended Date, the “Combination Period”), only if the Sponsor or its designee would deposit (the “Contribution”) into the Trust Account as a loan, (i) on or before January 4, 2024, with respect to the initial extension to the Extended Date, an amount of $41,667, and (ii) one business day following the public announcement by the Company disclosing that the board of directors has determined to implement an additional monthly extension, with respect to each such Extension Period, an amount of $50,000. In connection with the shareholder approval of the Extension, an aggregate of 3,980,414 Public Shares were redeemed, and the Company paid approximately $42 million accordingly on January 4, 2024.
At the Special Meeting, the Company’s shareholders also approved proposals to (1) amend the Charter to provide for the right of a holder of Class B Shares
(as defined below)
to convert their Class B Shares into Class A Shares
on a one-for-one basis at
any time and from time to time at the election of the holder; (2) amend the Charter to eliminate from the Charter (i) the limitation that the Company may not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 and (ii) the limitation that the Company shall not consummate a Business Combination unless it has net tangible assets of at least $5,000,001 (collectively, the “Redemption Limitation”); (3) amend the Charter to permit the board of directors, in its sole discretion, to elect to wind up operations on an earlier date than the Extended Date or Additional Extended Date, as applicable, as determined by the board of directors and included in a public announcement (the “Liquidation Amendment”); and (4) amend the Investment Management Trust Agreement between the Company and Continental Stock Transfer and Trust Company to reflect the Extension and the Liquidation Amendment.
In connection with the Contribution and advances the Sponsor or its affiliates
may make in the future to the Company for working capital expenses, on January 2, 2024, the Company issued a convertible promissory note to Harry L. You, Chairman and Chief Financial Officer and an affiliate of the Sponsor (the “Payee”), with a principal amount up to $1.75 million (the “Convertible Note”). The Convertible Note bears no interest and is repayable on the earlier of (i) the date on which the Company consummates an initial Business Combination and (ii) the liquidation date. If the Company does not consummate a Business Combination before the end of the Combination Period, the Convertible Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon the consummation of the initial Business Combination, the outstanding principal of the Convertible Note may be converted into warrants, at a price of $1.00 per warrant, at the option of the Payee. Since January 2, 2024, the board of directors has elected to extend the liquidation date eight times to August 29, 2024. Accordingly, the Company has drawn down from the Convertible Note and deposited $391,667 into the Trust Account in connection with such extensions. If the Company is unable to complete the Business Combination before the end of the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten
business days thereafter subject to lawfully available funds therefor, redeem one hundred percent (100%) of the Offering Shares in consideration of a per-share
price, payable in cash, equal to the quotient obtained by dividing (A) the aggregate amount then on deposit in the Trust Account, including interest not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), by (B) the total number of then outstanding Offering Shares, which redemption will completely extinguish rights of the Public Shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors in accordance with applicable law, dissolve and liquidate, subject in each case to the Company’s obligations under the MBCA to provide for claims of creditors and other requirements of applicable law.

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024

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
Going Concern Consideration
As of June 30, 2024, the Company had approximately $406,000 in cash and working capital deficit of approximately $1.6 million. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.
Prior to the consummation of the Initial Public Offering, the Company’s liquidity needs were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4) and a loan under the Note (as defined in Note 4) in the amount of approximately $145,000. The Company fully repaid the Note balance on October 4, 2022. The Note was no longer available to the Company after closing of its Initial Public Offering. Subsequent to the closing of the Initial Public Offering and the Partial Over-Allotment, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account and advances from related parties (approximately $216,000 outstanding as of June 30, 2024). Subsequent to June 30, 2024, the Company borrowed an additional amount of approximately $6,000 from related parties, increasing the total outstanding amount of advances to approximately $221,000.
In addition, in order to provide the Contribution and to finance transaction costs in connection with a Business Combination, the Company issued the Convertible Note to the Payee with a principal amount up to $1.75 million on January 2, 2024 as discussed above. The Company borrowed $341,667 under the Convertible Note from January through
June
2024, and an additional amount of $50,000 in July 2024, increasing the total amount outstanding under the Convertible Note to $391,667. All proceeds received under the Convertible Note were contributed into the Trust Account in connection with extensions to extend the Combination Period to August 29, 2024.
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

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024

Risks and Uncertainties
United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.
Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024

Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, Article 8 of Regulation
S-X.
Certain disclosures normally included in financial statements have been condensed or omitted from these unaudited condensed financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation of the financial position, operating results and cash flows for the periods presented have been included. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or any future period.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2024 and December 31, 2023.
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
Investments Held in Trust Account
The Company’s portfolio of investments
is
 comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities other than for the Overfunding Loan to the Sponsor, which qualifies as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets, either because of the short-term nature of the instruments or because the instrument is recognized at fair value.
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
Convertible Note Payable – Related Parties
The option to convert the Convertible Note issued to the Payee on January 2, 2024 (see Note 4) into warrants qualifies as an embedded derivative under ASC 815 and is required to be recognized at fair value, with subsequent changes in fair value recognized in the Company’s statements of operations each reporting period until the Convertible Note is repaid or converted. As of the funding date and June 30, 2024, the fair value of the embedded conversion option had a de minimis value.

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024

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
As of June 30, 2024 and December 31, 2023, the amounts of Public Shares reflected on the condensed balance sheets are reconciled in the following table:

Class A common stock subject to possible redemption - December 31, 2023	$66,559,968
Plus:
Increase in redemption value of Class A common stock subject to possible redemption subject to redemption due to extension	191,667
Less:
Redemption of Class A common stock subject to possible redemption	(42,020,432)
Remeasurement for Class A common stock subject to redemption	(644,499)

Class A common stock subject to possible redemption - March 31, 2024 (unaudited)	24,086,704
Plus:
Increase in redemption value of Class A common stock subject to possible redemption subject to redemption due to extension	150,000
Less:
Remeasurement for Class A common stock subject to redemption	(227,247)

Class A common stock subject to possible redemption - June 30, 2024 (unaudited)	$24,009,457

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024

Net Income (Loss) per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A Shares and Class B Shares (or Public Shares and Founder Shares (as defined in Note 4)). Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average number of common stock outstanding for the respective period. The Company has not considered the effect of the Public Warrants and the Private Placement Warrants to purchase an aggregate of 6,044,160 shares in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. Accretion associated with the redeemable Public Shares is excluded from earnings per share as the redemption value approximates fair value.
The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share of common stock for each class of common stock for the three and six months ended June 30, 2024 and 2023:

	For the three months ended June 30,
	2024		2023
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share:
Numerator:
Allocation of net income (loss)	$(191,619)	$(129,442)	$953,062	$238,266
Denominator:
Basic and diluted weighted average common shares outstanding	2,338,586	1,579,750	6,319,000	1,579,750

Basic and diluted net income (loss) per common share	$(0.08)	$(0.08)	$0.15	$0.15

	For the six months ended June 30,
	2024		2023
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share:
Numerator:
Allocation of net income (loss)	$(295,408)	$(194,107)	$1,374,656	$343,664
Denominator:
Basic and diluted weighted average common shares outstanding	2,404,197	1,579,750	6,319,000	1,579,750

Basic and diluted net income (loss) per common share	$(0.12)	$(0.12)	$0.22	$0.22

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2024 and December 31, 2023, the Company had gross deferred tax assets of approximately $584,000 and $505,000, respectively, which were presented net of a full valuation allowance.

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2024 and December 31, 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.
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
January 1, 2024, and the adoption did not have a material impact on the Company’s unaudited condensed financial statements or disclosures for the three and six months ended June 30, 2024.
Note 3—Initial Public Offering
On October 4, 2022, the Company consummated its Initial Public Offering of 6,000,000 units at a price of $10.00 per unit, generating gross proceeds of $60.0 million, and incurring offering costs of approximately $3.7 million, of which $2.1 million and approximately $26,000 was for deferred underwriting commissions and offering costs allocated to derivate warrant liabilities, respectively. The Company granted the underwriter in the Initial Public Offering a
45-day
option to purchase up to 900,000 additional units, at $10.00 per unit, to cover over-allotments. On October 7, 2022, the underwriter exercised its over-allotment option in part, and on October 11, 2022, the underwriter purchased 319,000 additional units, generating gross proceeds of approximately $3.2 million. The underwriter waived the remainder of its over-allotment option. The Company incurred additional offering costs of approximately $156,000 in connection with the Partial Over-Allotment (of which approximately $112,000 was for deferred underwriting fees). Each unit consists of one Public Share and
one-half
of one Public Warrant. Each
w
h
o
l
e
Public Warrant entitles the holder to purchase one Public Share at a price of $11.50 per share, subject to adjustment (see Note 7).
Note 4—Related Party Transactions
Founder Shares
On March 16, 2022, the Sponsor purchased 2,875,000 shares of the Company’s Class B common stock, par value $0.0001 per share (the “Founder Shares” or the “Class B Shares”) for an aggregate purchase price of $25,000, pursuant to a securities subscription agreement dated March 3, 2022 by and between the Company and the Sponsor (as amended by a subscriber forfeiture and amendment No. 1 to the securities subscription agreement dated September 8, 2022 and a subscriber forfeiture and amendment No. 2 to the securities subscription agreement dated September 29, 2022
).
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
JUNE 30, 2024

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
Each Private Placement Warrant is exercisable for one Class A Share at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, there will be no redemption rights or liquidating distributions with respect to the Private Placement Warrants. Except as set forth below, the Private Placement Warrants will be non-redeemable for cash
and exercisable on a cashless basis so long as they are held by the Sponsor or their permitted transferees.
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
The Company’s Sponsor and its affiliates
have
paid for certain expenses on behalf of the Company. As of June 30, 2024 and December 31, 2023, the Company had an outstanding advances balance from such parties of approximately $216,000 and $185,000, respectively. Subsequent to June 30, 2024, the Company borrowed an additional amount of approximately $6,000 from related parties, increasing the total outstanding amount of advances to approximately $221,000.

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024

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
Convertible Promissory Note
In connection with the Contribution and advances the Sponsor may make in the future to the Company for working capital expenses, on January 2, 2024, the Company issued a Convertible Note to Harry L. You, Chairman and Chief Financial Officer and an affiliate of the Sponsor with a principal amount up to $
1.75
million. The Convertible Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, or (b) the date of the Company’s liquidation. If the Company does not consummate an initial Business Combination by the end of the Combination Period, the Convertible Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon the consummation of the Company’s initial Business Combination, the outstanding principal of the Convertible Note may be converted into warrants, at a price of $
1.00
per warrant, at the option of the Payee. Such warrants will have terms identical to the Private Placement Warrants.
The Company borrowed $341,667 under the Convertible Note from January through
June
2024 and an additional amount of $50,000 in July 2024, which increased
 the total amount outstanding under the Convertible Note to $391,667. All proceeds received under the Convertible Note were contributed into the Trust Account in connection with extensions to extend the Combination Period to August 29, 2024.
The option to convert the Convertible Note into warrants qualifies as an embedded derivative under ASC 815 and is required to be recognized at fair value with subsequent changes in fair value recognized in the Company’s statements of operations each reporting period until the Convertible Note is repaid or converted. As of the funding date and June 30, 2024, the fair value of the embedded conversion option had a de minimis value.
Administrative Services Agreement
On October 4, 2022, the Company entered into an agreement pursuant to which it agreed to pay the Sponsor $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company recorded $30,000 and $60,000 in connection with such fees, respectively, during each of the three and six months ended June 30, 2024 and 2023 in the accompanying unaudited condensed statements of operations. The Company recorded an outstanding balance of
$130,000 and $70,000
as of June 30, 2024 and December 31, 2023, respectively, in connection with such fees in accrued expenses in the accompanying condensed balance sheets.
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
JUNE 30, 2024

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
Note 6—Derivative Warrant Liabilities
As of June 30, 2024 and December 31, 2023, the Company had an aggregate of 6,044,160 warrants outstanding, comprised of 3,159,500 Public Warrants and 2,884,660 Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A Shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC and have an effective registration statement covering the Class A Shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A Shares until the warrants expire or are redeemed. If a registration statement covering the Class A Shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s Class A Shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
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
JUNE 30, 2024

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
Note 7—Shareholders’ Deficit
Preferred Stock
—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024

Class A Common Stock
Class A Shares
—The Company is authorized to issue
35,000,000
 Class A Shares with a par value of $
0.0001
 per share. As of December
31
,
2023
, there were
6,319,000
 Class A Shares issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity (deficit) on the accompanying condensed balance sheet.
In connection with the Special Meeting held on January 2, 2024, a total of 3,980,414 Public Shares were redeemed. As of June 30, 2024, there were 2,338,586 Class A Shares issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity on the accompanying unaudited condensed balance sheet.
Class B Common Stock
Class B Shares
—The Company is authorized to issue
5,000,000
 Class B Shares with a par value of $
0.0001
 per share. On March 16, 2022, the Company issued
1,725,000
 Class B Shares issued and outstanding, which amount has been retroactively restated to reflect the share surrenders on September 8, 2022 and September 29, 2022 as discussed in Note 4. Of these, up to
225,000
 Class B Shares were subject to forfeiture to the Company by the initial shareholders for no consideration to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the initial shareholders would collectively own
20
% of the Company’s issued and outstanding common stock after the Initial Public Offering. The underwriter partially exercised its over-allotment option on October 11, 2022 and waived the remainder of its over-allotment option. Accordingly, the Sponsor forfeited
145,250
 Founder Shares on October 11, 2022. As of June 30, 2024 and December 31, 2023, there were
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
The Company’s Charter, as amended in connection with the Special Meeting held on January 2, 2024, provides for the right of a holder of Class B Shares to convert their Class B Shares into Class A Shares, at any time and from time to time at the election of the holder, on a one-for-one
basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A Shares or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A Shares issuable upon conversion of all Class B Shares will equal, in the aggregate, on an as-converted basis, 20% of
the total number of Class A Shares outstanding after such conversion (after giving effect to any redemptions of shares of Public Shares by Public Shareholders), including the total number of Class A Shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A Shares or equity-linked securities or rights exercisable for or convertible into Class A Shares issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of working capital loans and Contributions and any Class A Shares issued to the Sponsor upon conversion of the Overfunding Loans. In no event will the conversion of Class B Shares occur on a less than one-for-one basis.
Note 8—Fair Value Measurements
The following tables present information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, by level within the fair value hierarchy:
June 30, 2024

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$24,663,767	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$—	$473,930	$—
Derivative warrant liabilities - Private Warrants	$—	$—	$432,700

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024

December 31, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$67,545,266	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$—	$473,930	$—
Derivative warrant liabilities - Private Warrants	$—	$—	$432,700

(1)	Includes $51,051 and $859 of cash balance held within the Trust Account as of June 30, 2024 and December 31, 2023, respectively.
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in December 2022 when the Public Warrants were separately listed and traded. As of June 30, 2024 and December 31, 2023, the fair value measurement for Public Warrants was transferred to Level 2 measurement due to low trading volume.
Level 1 assets include investments in money market funds or U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The fair value of the Public Warrants and the Private Placement Warrants was initially measured using Black-Scholes option pricing model and Monte Carlo simulation method, respectively. Beginning in December 2022, the fair value of Public Warrants has been measured based on the listed market price of such Public Warrants. The estimated fair value of the Private Placement Warrants was determined using a Monte Carlo simulation method with Level 3 inputs as of June 30, 2024 and December 31, 2023. Inherent in a Black-Scholes option pricing model and a Monte Carlo simulation method are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the
U.S. Treasury zero-coupon yield curve
on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates of June 30, 2024 and December 31, 2023:

	As of June 30, 2024	As of December 31, 2023
Exercise price	$11.50	$11.50
Stock price	$10.72	$10.60
Volatility	5.4%	5.1%
Risk-free rate	4.24%	3.77%
Dividend yield	0.0%	0.0%

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024

The changes in the Level 3 fair value of the derivative warrant liabilities for the three and six months ended June 30, 2024 and 2023 are summarized as follows:

Balance as of December 31, 2023 - Level 3	$432,700
Change in fair value of derivative warrant liabilities - Private Warrants	—

Balance as of March 31, 2024 - Level 3	432,700
Change in fair value of derivative warrant liabilities - Private Warrants	—

Balance as of June 30, 2024 - Level 3	$432,700

Balance as of December 31, 2022 - Level 3	$1,182,710
Change in fair value of derivative warrant liabilities - Private Warrants	(288,470)

Balance as of March 31, 2023 - Level 3	894,240
Change in fair value of derivative warrant liabilities - Private Warrants	(432,690)

Balance as of June 30, 2023 - Level 3	$461,550

Note 9— Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the unaudited condensed financial statements, except as noted below.
Subsequent to June 30, 2024, the Company borrowed an additional amount of approximately $6,000 from related parties, increasing the total outstanding amount of advances to approximately $221,000.
The Company borrowed an additional amount of $50,000 in July 2024 under the Convertible Note, increasing the total amount outstanding to $391,667, and contributed the full proceeds into the Trust Account in connection with extensions to extend the Combination Period to August 29, 2024.

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

As of June 30, 2024, we had not commenced any operations. All activity for the period from February 15, 2022 (inception) through June 30, 2024 relates to our formation and the Initial Public Offering as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income from the proceeds derived from the Initial Public Offering.

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

Since January 2, 2024, our board of directors has elected to extend our liquidation date eight times to August 29, 2024. Accordingly, we have drawn down from the Convertible Note and deposited $391,667 into the Trust Account in connection with such extensions.

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

Liquidity and Capital Resources; Going Concern Consideration

As of June 30, 2024, we had approximately $406,000 in cash and working capital deficit of approximately $1.6 million. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.

On March 3, 2022, the Sponsor agreed to loan the Company an aggregate amount of up to $200,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). Prior to the consummation of the Initial Public Offering, our liquidity needs were satisfied through the payment of $25,000 from our Sponsor to purchase Founder Shares and a loan under the Note in the amount of approximately $145,000. The Company fully repaid the Note balance on October 4, 2022. The Note was no longer available to the Company after closing of its initial public offering. Subsequent to the closing of the Initial Public Offering, our liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement Warrants held outside of the Trust Account and advances from related parties (approximately $216,000 outstanding as of June 30, 2024). Subsequent to June 30, 2024, we borrowed an additional amount of approximately $6,000 from related parties, increasing the total outstanding amount of advances to approximately $222,000.

In addition, in order to provide the Contribution and to finance transaction costs in connection with a Business Combination, the Company issued the Convertible Note to an affiliate of the Sponsor with a principal amount up to $1.75 million on January 2, 2024 as discussed above. We borrowed $341,667 under the Convertible Note from January through June 2024, and an additional amount of $50,000 in July 2024, increasing the total amount outstanding under the Convertible Note to $391,667 . All proceeds received under the Convertible Note were contributed into the Trust Account in connection with extensions to extend the Combination Period to August 29, 2024.

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

Risks and Uncertainties

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

Results of Operations

Our entire activity from February 15, 2022 (inception) through June 30, 2024 is related to our formation and the preparation for our Initial Public Offering, and since the closing of our Initial Public Offering, the search for a prospective initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of investment income from the Trust Account. We will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our derivative liabilities at each reporting period.

For the three months ended June 30, 2024, we had net loss of approximately $321,000, which consisted of approximately $230,000 of general and administrative expenses (of which $30,000 was for administrative expenses paid to our Sponsor) and approximately $415,000 of tax expenses, partially offset by approximately $324,000 of interest income from operating account and investments held in the Trust Account.

For the six months ended June 30, 2024, we had net loss of approximately $490,000, which consisted of approximately $608,000 of general and administrative expenses (of which $60,000 was for administrative expenses paid to our Sponsor) and approximately $937,000 of tax expenses, partially offset by approximately $670,000 of interest income from operating account and investments held in the Trust Account.

For the three months ended June 30, 2023, we had net income of approximately $1.2 million, which consisted of approximately $907,000 of the change in fair value of the derivative warrant liabilities and approximately $669,000 of interest income from operating account and investments held in the Trust Account, partially offset by approximately $211,000 of general and administrative expenses (of which $30,000 was for administrative expenses paid to our Sponsor), approximately $40,000 of corporate tax expense, and approximately $132,000 in income tax expense.

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

Contractual Obligations

Administrative Services Agreement

On October 4, 2022, we entered into an agreement pursuant to which we agreed to pay our Sponsor $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or our liquidation, we will cease paying these monthly fees. We recorded $30,000 and $60,000, respectively, in connection with such fees during each of the three and six months ended June 30, 2024 and June 30, 2023 in the accompanying unaudited condensed statements of operations. We recorded an outstanding balance of $130,000 and $70,000 as of June 30, 2024 and December 31, 2023, respectively in connection with such fees in accrued expenses in the accompanying unaudited condensed balance sheets.

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

We borrowed $341,667 under the Convertible Note from January through June 2024, and an additional amount of $50,000 in July 2024, increasing the total amount outstanding under the Convertible Note to $391,667. All proceeds received under the Convertible Note were contributed into the Trust Account in connection with extensions to extend the Combination Period to August 29, 2024.

The option to convert the Convertible Note into warrants qualifies as an embedded derivative under ASC 815 and is required to be recognized at fair value with subsequent changes in fair value recognized in our statements of operations each reporting period until the Convertible Note is repaid or converted. As of the funding date and June 30, 2024, the fair value of the embedded conversion option had a de minimis value.

Critical Accounting Policies

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(b)(1) of Regulation S-K and did not have any commitments or contractual obligations.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, of our disclosure controls and procedures as of June 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this Report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2024 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

DMY SQUARED TECHNOLOGY GROUP, INC.

Date: August 14, 2024	By:	/s/ Niccolo de Masi
	Name:	Niccolo de Masi
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Harry L. You
	Name:	Harry L. You
	Title:	Chief Financial Officer
(Principal Financial Officer)