Form 10-Q
period 2024-09-30
dMY Squared Technology Group, Inc.
filed 2024-11-14
CIK 1915380

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
12b-2
 of the
Exchange Act). Yes ☒ No ☐
As of November 14, 2024, 2,338,586 shares of Class A common stock, par value $0.0001 per share, and 1,579,750 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

DMY SQUARED TECHNOLOGY GROUP, INC.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Financial Statements
DMY SQUARED TECHNOLOGY GROUP, INC.
CONDENSED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(unaudited)
Assets:
Current assets:
Cash	$384,678	$9
Prepaid expenses	21,250	155,625

Total current assets	405,928	155,634
Investments held in Trust Account	25,148,566	67,545,266

Total Assets	$25,554,494	$67,700,900

Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$357,075	$505,955
Accrued expenses	736,508	577,446
Convertible note - related parties	491,667	—
Advances from related parties	227,801	185,121
Corporate tax payable	370,340	374,267
Income tax payable	430,260	511,031

Total current liabilities	2,613,651	2,153,820
Overfunding loans	947,850	947,850
Derivative warrant liabilities	664,860	906,630
Deferred underwriting commissions	2,211,650	2,211,650

Total Liabilities	6,438,011	6,219,950

Commitments and Contingencies
Class A common stock, $0.0001 par value; 35,000,000 shares authorized; 2,338,586 and 6,319,000 shares subject to possible redemption at approximately $10.37 and $10.53 per share as of September 30, 2024 and December 31, 2023, respectively	24,247,966	66,559,968
Shareholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2024 and December 31, 2023	—	—
Class A common stock, $0.0001 par value; 35,000,000 shares authorized; no non-redeemable shares issued or outstanding as of September 30, 2024 and December 31, 2023	—	—
Class B common stock, $0.0001 par value; 5,000,000 shares authorized; 1,579,750 shares issued and outstanding as of September 30, 2024 and December 31, 2023	158	158
Additional paid-in capital	—	—
Accumulated deficit	(5,131,641)	(5,079,176)

Total shareholders’ deficit	(5,131,483)	(5,079,018)

Total Liabilities and Shareholders’ Deficit	$25,554,494	$67,700,900

The accompanying notes are an integral part of these unaudited condensed financial statements.

DMY SQUARED TECHNOLOGY GROUP, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
General and administrative expenses	$184,903	$240,703	$792,683	$982,210
Corporate tax expenses	102,870	—	370,081	120,220

Loss from operations	(287,773)	(240,703)	(1,162,764)	(1,102,430)

Other income:
Interest income on operating account	104	3	351	46
Investment income from investments held in Trust Account	334,799	872,501	1,004,720	2,225,300
Change in fair value of derivative warrant liabilities	241,770	(543,980)	241,770	967,060

Total other income	576,673	328,524	1,246,841	3,192,406

Net income before provision for income taxes	288,900	87,821	84,077	2,089,976
Provision for income taxes	143,420	160,760	428,112	444,595

Net income (loss)	$145,480	$(72,939)	$(344,035)	$1,645,381

Weighted average shares outstanding of Class A common stock, basic and diluted	2,338,586	6,319,000	2,382,167	6,319,000

Basic and diluted net income (loss) per share, Class A common stock	$0.04	$(0.01)	$(0.09)	$0.21

Weighted average shares outstanding of Class B common stock, basic and diluted	1,579,750	1,579,750	1,579,750	1,579,750

Basic and diluted net income (loss) per share, Class B common stock	$0.04	$(0.01)	$(0.09)	$0.21

The accompanying notes are an integral part of these unaudited condensed financial statements.

DMY SQUARED TECHNOLOGY GROUP, INC.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the three and nine months ended September 30, 2024
					Total
	Class B Common Stock		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2023	1,579,750	$158	$—	$(5,079,176)	$(5,079,018)
Increase in redemption value of Class A common stock subject to redemption due to extension	—	—	—	(191,667)	(191,667)
Remeasurement for Class A common stock subject to redemption	—	—	—	644,499	644,499
Net loss	—	—	—	(168,454)	(168,454)

Balance - March 31, 2024 (unaudited)	1,579,750	158	—	(4,794,798)	(4,794,640)
Increase in redemption value of Class A common stock subject to redemption due to extension	—	—	—	(150,000)	(150,000)
Remeasurement for Class A common stock subject to redemption	—	—	—	227,247	227,247
Net loss	—	—	—	(321,061)	(321,061)

Balance - September 30, 2024 (unaudited)	1,579,750	158	—	(5,038,612)	(5,038,454)
Increase in redemption value of Class A common stock subject to redemption due to extension	—	—	—	(150,000)	(150,000)
Remeasurement for Class A common stock subject to redemption	—	—	—	(88,509)	(88,509)
Net income	—	—	—	145,480	145,480

Balance - September 30, 2024 (unaudited)	1,579,750	$158	$—	$(5,131,641)	$(5,131,483)

	For the three and nine months ended September 30, 2023
					Total
	Class B Common Stock		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	1,579,750	$158	$—	$(5,178,213)	$(5,178,055)
Remeasurement for Class A common stock subject to redemption	—	—	—	(452,772)	(452,772)
Net income	—	—	—	526,992	526,992

Balance - March 31, 2023 (unaudited)	1,579,750	158	—	(5,103,993)	(5,103,835)
Remeasurement for Class A common stock subject to redemption	—	—	—	(495,973)	(495,973)
Net income	—	—	—	1,191,328	1,191,328

Balance - September 30, 2023 (unaudited)	1,579,750	158	—	(4,408,638)	(4,408,480)
Remeasurement for Class A common stock subject to redemption	—	—	—	(611,014)	(611,014)
Net loss	—	—	—	(72,939)	(72,939)

Balance - September 30, 2023 (unaudited)	1,579,750	$158	$—	$(5,092,591)	$(5,092,433)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DMY SQUARED TECHNOLOGY GROUP, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(344,035)	$1,645,381
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Investment income from investments held in Trust Account	(1,004,720)	(2,225,300)
Change in fair value of derivative warrant liabilities	(241,770)	(967,060)
General and administrative expenses paid by related party under promissory note	204,122	—
Changes in operating assets and liabilities:
Prepaid expenses	134,375	249,464
Accounts payable	(142,880)	165,989
Accrued expenses	159,062	89,148
Advances from related parties	—	80,495
Corporate tax payable	(3,927)	(38,840)
Income tax payable	(80,771)	400,381

Net cash used in operating activities	(1,320,544)	(600,342)

Cash Flows from Investing Activities:
Cash deposited in Trust Account for extension	(491,667)	—
Withdrawal from Trust Account to pay for taxes	1,872,655	304,000
Withdrawal from Trust Account to pay for redemption	42,020,432	—

Net cash provided by investing activities	43,401,420	304,000

Cash Flows from Financing Activities:
Advances from related parties	—	57,812
Repayment of advances to related party	(167,442)	—
Proceeds received from related parties under convertible note	491,667	—
Redemption of Class A common stock	(42,020,432)	—

Net cash (used in) provided by financing activities	(41,696,207)	57,812

Net change in cash	384,669	(238,530)
Cash - Beginning of the period	9	238,539

Cash - End of the period	$384,678	$9

Supplemental disclosure of noncash activities:
Accounts payable paid by related parties	$6,000	$34,320
Increase in redemption value of Class A common stock subject to redemption due to extension	$491,667	$—
Remeasurement for Class A common stock subject to redemption	$783,237	$—
Supplemental cash flow information:
Cash paid for income taxes	$508,883	$109,000
The accompanying notes are an integral part of these unaudited condensed financial statements.

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
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
As of September 30, 2024, the Company had not commenced any operations. All activity for the period from February 15, 2022 (inception) through September 30, 2024 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest.
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
Combination activity, and (iii) return of the funds held in the Trust Account to holders of Public Shares (the “Public Shareholders”) as part of the redemption of the Public Shares if the Company does not complete an initial Business Combination during the Combination Period. On September 25, 2024, the Company transferred its Trust Account out of investment in securities into an interest-bearing bank deposit account in order to mitigate the risk of being deemed an unregistered investment company.

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024

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
SEPTEMBER 30, 2024

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
In connection with the Contribution and advances the Sponsor or its affiliates may make in the future to the Company for working capital expenses, on January 2, 2024, the Company issued a convertible promissory note to Harry L. You, Chairman and Chief Financial Officer and an affiliate of the Sponsor (the “Payee”), with a principal amount up to $1.75 million (the “Convertible Note”). The Convertible Note bears no interest and is repayable on the earlier of (i) the date on which the Company consummates an initial Business Combination and (ii) the liquidation date. If the Company does not consummate a Business Combination before the end of the Combination Period, the Convertible Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon the consummation of the initial Business Combination, the outstanding principal of the Convertible Note may be converted into warrants, at a price of $1.00 per warrant, at the option of the Payee. Since January 2, 2024, the board of directors has elected to extend the liquidation date to November 29, 2024. Accordingly, the Company has drawn down from the Convertible Note and deposited $541,667 into the Trust Account in connection with such extensions.

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024

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
Going Concern Consideration
As of September 30, 2024, the Company had approximately $385,000 in cash and working capital deficit of approximately $2.2 million. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.
Prior to the consummation of the Initial Public Offering, the Company’s liquidity needs were satisfied
through the payment of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4) and a loan under the Note (as defined in Note 4) in the amount of approximately $145,000. The Company fully repaid the Note balance on October 4, 2022. The Note was no longer available to the Company after closing of its Initial Public Offering. Subsequent to the closing of the Initial Public Offering and the Partial Over-Allotment, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account and advances from related parties (approximately $228,000 outstanding as of September 30, 2024). Subsequent to September 30, 2024, the Company borrowed an additional amount of approximately $117,000 from related parties, increasing the total outstanding amount of advances to approximately $345,000.
In addition, in order to provide the Contribution and to finance transaction costs in connection with a Business Combination, the Company issued the Convertible Note to the Payee with a principal amount up to $1.75 million on January 2, 2024 as discussed above. The Company borrowed $491,667 under the Convertible Note from January through
September
 2024, and an additional amount of $50,000 in October 2024, increasing the total amount outstanding under the Convertible Note to $541,667. All proceeds received under the Convertible Note were contributed into the Trust Account in connection with extensions to extend the Combination Period to November 29, 2024.

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024

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
disclosures normally included in financial statements have been condensed or omitted from these unaudited condensed financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation of the financial position, operating results and cash flows for the periods presented have been included. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or any future period.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report
Form 10-K as
of December 31, 2023, as filed with the SEC on April 1, 2024, which contains the Company’s audited financial statements and notes thereto.

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2024 and December 31, 2023.
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
Cash and Investments Held in Trust Account
Until September 25, 2024, when the Company moved its Trust Account out of investment in securities and into an interest-bearing bank deposit account in order to mitigate the risk of being deemed an unregistered investment company, the Company’s portfolio of investments was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
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
SEPTEMBER 30, 2024

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
Convertible Note Payable – Related Parties
The option to convert the Convertible Note issued to the Payee on January 2, 2024 (see Note 4) into warrants qualifies as an embedded derivative under ASC 815 and is required to be recognized at fair value, with subsequent changes in fair value recognized in the Company’s statements of operations each reporting period until the Convertible Note is repaid or converted. As of the funding date and September 30, 2024, the fair value of the embedded conversion option had a de minimis value.
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
SEPTEMBER 30, 2024

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
As of September 30, 2024 and December 31, 2023, the amounts of Public Shares reflected on the condensed balance sheets are reconciled in the following table:

Class A common stock subject to possible redemption - December 31, 2023	$66,559,968
Plus:
Increase in redemption value of Class A common stock subject to possible redemption subject to redemption due to extension	191,667
Less:
Redemption of Class A common stock subject to possible redemption	(42,020,432)
Remeasurement for Class A common stock subject to redemption	(644,499)

Class A common stock subject to possible redemption - March 31, 2024 (unaudited)	24,086,704
Plus:
Increase in redemption value of Class A common stock subject to possible redemption subject to redemption due to extension	150,000
Less:
Remeasurement for Class A common stock subject to redemption	(227,247)

Class A common stock subject to possible redemption - June 30, 2024 (unaudited)	24,009,457
Plus:
Increase in redemption value of Class A common stock subject to possible redemption subject to redemption due to extension	150,000
Less:
Remeasurement for Class A common stock subject to redemption	88,509

Class A common stock subject to possible redemption - September 30, 2024 (unaudited)	$24,247,966

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024

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
The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share of common stock for each class of common stock for the three and nine months ended September 30, 2024 and 2023:

	For the three months ended September 30,
	2024		2023
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share:
Numerator:
Allocation of net income (loss)	$86,827	$58,653	$(58,351)	$(14,588)
Denominator:
Basic and diluted weighted average common shares outstanding	2,338,586	1,579,750	6,319,000	1,579,750

Basic and diluted net income (loss) per common share	$0.04	$0.04	$(0.01)	$(0.01)

	For the nine months ended September 30,
	2024		2023
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share:
Numerator:
Allocation of net income (loss)	$(206,857)	$(137,178)	$1,316,305	$329,076
Denominator:
Basic and diluted weighted average common shares outstanding	2,382,167	1,579,750	6,319,000	1,579,750

Basic and diluted net income (loss) per common share	$(0.09)	$(0.09)	$0.21	$0.21

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2024 and December 31, 2023, the Company had gross deferred tax assets of approximately $671,000 and $505,000, respectively, which were presented net of a full valuation allowance.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2024 and December 31, 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.
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
2024, and the adoption did not have a material impact on the Company’s unaudited condensed financial statements or disclosures for the three and nine months ended September 30, 2024.
Note 3—Initial Public Offering
On October 4, 2022, the Company consummated its Initial Public Offering of 6,000,000 units at a price of $10.00 per unit, generating gross proceeds of $60.0 million, and incurring offering costs of approximately $3.7 million, of which $2.1 million and approximately $26,000 was for deferred underwriting commissions and offering costs allocated to derivate warrant liabilities, respectively. The Company granted the underwriter in the Initial Public Offering a 45-day option
to purchase up to 900,000 additional units, at $10.00 per unit, to cover over-allotments. On October 7, 2022, the underwriter exercised its over-allotment option in part, and on October 11, 2022, the underwriter purchased 319,000 additional units, generating gross proceeds of approximately $3.2 million. The underwriter waived the remainder of its over-allotment option. The Company incurred additional offering costs of approximately $156,000 in connection with the Partial Over-Allotment (of which approximately $112,000 was for deferred underwriting fees). Each unit consists of one Public
Share and one-half of
one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Public Share at a price of $11.50 per share, subject to adjustment (see Note 7).

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024

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

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024

The Company’s Sponsor and its affiliates have paid for certain expenses on behalf of the Company. As of September 30, 2024 and December 31, 2023, the Company had an outstanding advances balance from such parties of approximately $228,000 and $185,000, respectively. Subsequent to September 30, 2024, the Company borrowed an additional amount of approximately $117,000 from related parties, increasing the total outstanding amount of advances to approximately $345,000.
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
Convertible Promissory Note
In connection with the Contribution and advances the Sponsor may make in the future to the Company for working capital expenses, on January 2, 2024, the Company issued a Convertible Note to Harry L. You, Chairman and Chief Financial Officer and an affiliate of the Sponsor with a principal amount up to $1.75 million. The Convertible Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, or (b) the date of the Company’s liquidation. If the Company does not consummate an initial Business Combination by the end of the Combination Period, the Convertible Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon the consummation of the Company’s initial Business Combination, the outstanding principal of the Convertible Note may be converted into warrants, at a price of $1.00 per warrant, at the option of the Payee. Such warrants will have terms identical to the Private Placement Warrants.
The Company borrowed $491,667 under the Convertible Note through September 30, 2024 and an additional amount of $50,000 in October 2024, which increased the total amount outstanding under the Convertible Note to $541,667. All proceeds received under the Convertible Note were contributed into the Trust Account in connection with extensions to extend the Combination Period to November 29, 2024.
The option to convert the Convertible Note into warrants qualifies as an embedded derivative under ASC 815 and is required to be recognized at fair value with subsequent changes in fair value recognized in the Company’s statements of operations each reporting period until the Convertible Note is repaid or converted. As of the funding date and September 30, 2024, the fair value of the embedded conversion option had a de minimis value.
Administrative Services Agreement
On October 4, 2022, the Company entered into an agreement pursuant to which it agreed to pay the Sponsor $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company recorded $30,000 and $90,000 in connection with such fees, respectively, during each of the three and nine months ended September 30, 2024 and 2023 in the accompanying unaudited condensed statements of operations. The Company recorded an outstanding balance of $160,000 and $70,000 as of September 30, 2024 and December 31, 2023, respectively, in connection with such fees in accrued expenses in the accompanying condensed balance sheets.
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
SEPTEMBER 30, 2024

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
Note 6—Derivative Warrant Liabilities
As of September 30, 2024 and December 31, 2023, the Company had an aggregate of 6,044,160 warrants outstanding, comprised of 3,159,500 Public Warrants and 2,884,660 Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A Shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC and have an effective registration statement covering the Class A Shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A Shares until the warrants expire or are redeemed. If a registration statement covering the Class A Shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s Class A Shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024

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
SEPTEMBER 30, 2024

If the Company is unable to complete a Business Combination within the Combination and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants.
Note 7—Shareholders’ Deficit
Preferred Stock
—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
—The Company is authorized to issue 35,000,000 Class A Shares with a par value of $0.0001 per share. As of December 31, 2023, there were 6,319,000 Class A Shares issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity (deficit) on the accompanying condensed balance sheet.
In connection with the Special Meeting held on January 2, 2024, a total of 3,980,414 Public Shares were redeemed. As of September 30, 2024, there were 2,338,586 Class A Shares issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity on the accompanying unaudited condensed balance sheet.
Class
 B Common Stock
—The Company is authorized to issue 5,000,000 Class B Shares with a par value of $0.0001 per share. On March 16, 2022, the Company issued 1,725,000 Class B Shares issued and outstanding, which amount has been retroactively restated to reflect the share surrenders on September 8, 2022 and September 29, 2022 as discussed in Note 4. Of these, up to 225,000 Class B Shares were subject to forfeiture to the Company by the initial shareholders for no consideration to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the initial shareholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. The underwriter partially exercised its over-allotment option on October 11, 2022 and waived the remainder of its over-allotment option. Accordingly, the Sponsor forfeited 145,250
Founder Shares on October 11, 2022. As of September 30, 2024 and December 31, 2023, there were 1,579,750 Class B Shares issued and outstanding.
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

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024

Note 8—Fair Value Measurements
The following tables present information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, by level within the fair value hierarchy:
September 30, 2024

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$25,148,566	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$—	$347,550	$—
Derivative warrant liabilities - Private Warrants	$—	$—	$317,310
December 31, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$67,545,266	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$—	$473,930	$—
Derivative warrant liabilities - Private Warrants	$—	$—	$432,700

(1)	Includes $52,093 and $859 of cash balance held within the Trust Account as of September 30, 2024 and December 31, 2023, respectively.
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in December 2022 when the Public Warrants were separately listed and traded. As of September 30, 2024 and December 31, 2023, the fair value measurement for Public Warrants was transferred to Level 2 measurement due to low trading volume. Level 1 assets include investments in money market funds or U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The fair value of the Public Warrants and the Private Placement Warrants was initially measured using Black-Scholes option pricing model and Monte Carlo simulation method, respectively. Beginning in December 2022, the fair value of Public Warrants has been measured based on the listed market price of such Public Warrants. The estimated fair value of the Private Placement Warrants was determined using a Monte Carlo simulation method with Level 3 inputs as of September 30, 2024 and December 31, 2023. Inherent in a Black-Scholes option pricing model and a Monte Carlo simulation method are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on
the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates of September 30, 2024 and December 31, 2023:

	As of September 30, 2024	As of December 31, 2023
Exercise price	$11.50	$11.50
Stock price	$10.73	$10.60
Volatility	3.2%	5.1%
Risk-free rate	3.53%	3.77%
Expected terms (years)	5.25	5.21
Dividend yield	0.0%	0.0%
The changes in the Level 3 fair value of the derivative warrant liabilities for the three and nine months ended September 30, 2024 and 2023 are summarized as follows:

Balance as of December 31, 2023 - Level 3	$432,700
Change in fair value of derivative warrant liabilities - Private Warrants	—

Balance as of March 31, 2024 - Level 3	432,700
Change in fair value of derivative warrant liabilities - Private Warrants	—

Balance as of June 30, 2024 - Level 3	432,700
Change in fair value of derivative warrant liabilities - Private Warrants	(115,390)

Balance as of September 30, 2024 - Level 3	$317,310

Balance as of December 31, 2022 - Level 3	$1,182,710
Change in fair value of derivative warrant liabilities - Private Warrants	(288,470)

Balance as of March 31, 2023 - Level 3	894,240
Change in fair value of derivative warrant liabilities - Private Warrants	(432,690)

Balance as of June 30, 2023 - Level 3	461,550
Change in fair value of derivative warrant liabilities - Private Warrants	259,620

Balance as of September 30, 2023 - Level 3	$721,170

Note 9—Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the unaudited condensed financial statements, except as noted below.
Subsequent to September 30, 2024, the Company borrowed an additional amount of approximately $117,000 from related parties, increasing the total outstanding amount of advances to approximately $345,000.
The Company borrowed an additional amount of $50,000 in October 2024 under the Convertible Note, increasing the total amount outstanding to $541,667, and contributed the full proceeds into the Trust Account in connection with an extension of the Combination Period to November 29, 2024.

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

As of September 30, 2024, we had not commenced any operations. All activity for the period from February 15, 2022 (inception) through September 30, 2024 relates to our formation and the Initial Public Offering as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income from the proceeds derived from the Initial Public Offering.

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

Upon the closing of the Initial Public Offering, the Private Placement and the Overfunding Loans, approximately $64.1 million ($10.15 per unit) of the net proceeds of the sale of the units, Over-Allotment Units, and the Private Placement Warrants and the proceeds from the Overfunding Loans were placed in the Trust Account and were invested in United States government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination, (ii) the redemption of Public Shares properly submitted in connection with a shareholder vote to amend our Charter to modify the substance or timing of our of our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, and (iii) our return of the funds held in the Trust Account to our Public Shareholders as part of our redemption of the Public Shares if we do not complete an initial Business Combination during the Combination Period. At the Special Meeting on January 2, 2024, the Company’s shareholders approved an amendment to the Investment Management Trust Agreement, permitting the trustee to, in a timely manner, upon the written instruction of the Company, (i) hold funds uninvested, (ii) hold funds in an interest-bearing bank demand deposit account, or (iii) invest and reinvest the Property in solely United States government securities within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less, or in money market funds meeting the conditions of Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations. The trustee is not permitted to invest in other securities or assets. Investing in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities. Instead, the Trust Account is intended as a holding place for funds pending the use of such funds upon completion of a Business Combination or distribution upon redemption of our Public Shares. On September 25, 2024, the Company transferred its Trust Account out of investment in securities into an interest-bearing bank deposit account in order to mitigate the risk of being deemed an unregistered investment company.

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

Since January 2, 2024, our board of directors has elected to extend our liquidation date to November 29, 2024. Accordingly, we have drawn down from the Convertible Note and deposited $541,667 into the Trust Account in connection with such extensions.

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

Liquidity and Capital Resources; Going Concern Consideration

As of September 30, 2024, we had approximately $385,000 in cash and working capital deficit of approximately $2.2 million. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.

Prior to the consummation of the Initial Public Offering, our liquidity needs were satisfied through the payment of $25,000 from our Sponsor to purchase Founder Shares and a loan under the Note in the amount of approximately $145,000. We fully repaid the Note balance on October 4, 2022. The Note was no longer available to us after closing of our Initial Public Offering. Subsequent to the closing of the Initial Public Offering and the Partial Over-Allotment, our liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account and advances from related parties (approximately $228,000 outstanding as of September 30, 2024). Subsequent to September 30, 2024, we borrowed an additional amount of approximately $117,000 from related parties, increasing the total outstanding amount of advances to approximately $345,000.

In addition, in order to provide the Contribution and to finance transaction costs in connection with a Business Combination, the Company issued the Convertible Note to an affiliate of the Sponsor with a principal amount up to $1.75 million on January 2, 2024 as discussed above. We borrowed $491,667 under the Convertible Note from January through September 2024, and an additional amount of $50,000 in October 2024, increasing the total amount outstanding under the Convertible Note to $541,667. All proceeds received under the Convertible Note were contributed into the Trust Account in connection with extensions to extend the Combination Period to November 29, 2024.

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

Results of Operations

Our entire activity from February 15, 2022 (inception) through September 30, 2024 is related to our formation and the preparation for our Initial Public Offering, and since the closing of our Initial Public Offering, the search for a prospective initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of investment income from the Trust Account. We will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our derivative liabilities at each reporting period.

For the three months ended September 30, 2024, we had net income of approximately $146,000, which consisted of approximately $242,000 of gain from change in fair value of the derivative warrant liabilities, approximately $335,000 of interest income from operating account and investments held in the Trust Account, partially offset by approximately $185,000 of general and administrative expenses (of which $30,000 was for administrative expenses paid to our Sponsor) and approximately $246,000 of tax expenses.

For the nine months ended September 30, 2024, we had net loss of approximately $344,000, which consisted of approximately $793,000 of general and administrative expenses (of which $90,000 was for administrative expenses paid to our Sponsor) and approximately $798,000 of tax expenses, partially offset by approximately $1.0 million of interest income from operating account and investments held in the Trust Account and approximately $242,000 of gain from change in fair value of the derivative warrant liabilities.

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

Contractual Obligations

Administrative Services Agreement

On October 4, 2022, we entered into an agreement pursuant to which we agreed to pay our Sponsor $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or our liquidation, we will cease paying these monthly fees. We recorded $30,000 and $90,000, respectively, in connection with such fees during each of the three and nine months ended September 30, 2024 and September 30, 2023 in the accompanying unaudited condensed statements of operations. We recorded an outstanding balance of $160,000 and $70,000 as of September 30, 2024 and December 31, 2023, respectively in connection with such fees in accrued expenses in the accompanying unaudited condensed balance sheets.

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

We borrowed $491,667 under the Convertible Note through September 2024, and an additional amount of $50,000 in October 2024, increasing the total amount outstanding under the Convertible Note to $541,667. All proceeds received under the Convertible Note were contributed into the Trust Account in connection with extensions to extend the Combination Period to November 29, 2024.

The option to convert the Convertible Note into warrants qualifies as an embedded derivative under ASC 815 and is required to be recognized at fair value with subsequent changes in fair value recognized in our statements of operations each reporting period until the Convertible Note is repaid or converted. As of the funding date and September 30, 2024, the fair value of the embedded conversion option had a de minimis value.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(b)(1) of Regulation S-K and did not have any commitments or contractual obligations.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, of our disclosure controls and procedures as of September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this Report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2024 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

DMY SQUARED TECHNOLOGY GROUP, INC.

Date: November 14, 2024	By:	/s/ Niccolo de Masi
	Name:	Niccolo de Masi
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Harry L. You
	Name:	Harry L. You
	Title:	Chief Financial Officer
(Principal Financial Officer)