Form 10-K
period 2024-12-31
dMY Squared Technology Group, Inc.
filed 2025-04-03
CIK 1915380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
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
common equity held by
non-affiliates
of the registrant as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the closing price of Class A common stock reported on NYSE American on June 28, 2024 of $
10.72
per shar
e,
was approximately $25,069,642.
As of April
2
, 2025
, 2,338,586 shares of Class A common stock, par value $0.0001 per share, and 1,579,750 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.
Documents Incorporated by Reference: None.

EXPLANATORY NOTE

Overview

dMY Squared Technology Group, Inc. (the “Company”) is filing this annual report on Form 10-K for the year ended December 31, 2024 (“Form 10-K”). This Form 10-K contains the Company’s audited financial statements for the year ended December 31, 2024, and restates certain financial information from the Affected Periods (as defined below).

Restatement Background

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2025, the audit committee of the board of directors of the Company, in consultation with management, determined that the Company’s previously issued unaudited condensed financial statements contained in its (i) Quarterly Report on Form 10-Q as of and for the three months ended March 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on May 15, 2024, (ii) Quarterly Report on Form 10-Q as of and for the three and six months ended June 30, 2024, filed with the SEC on August 14, 2024, and (iii) Quarterly Report on Form 10-Q as of and for the three and nine months ended September 30, 2024, filed with the SEC on November 14, 2024 (the “Affected Periods”), should no longer be relied upon due to errors in the redemption value of Class A common stock subject to possible redemption and accumulated deficit presented in the balance sheets for each of the Affected Periods, and therefore, a restatement of the financial statements for the Affected Periods is required.

In January 2024 and April 2024, the Company withdrew a total of approximately $1.9 million of funds from the Company’s trust account established in connection with the Company’s initial public offering (the “Trust Account”) for purposes of payment of tax liabilities and tax estimates, and such funds were deposited into the Company’s operating account. Funds representing interest earned on the amounts held in the Trust Account are permitted to be withdrawn from the Trust Account for the payment of taxes under the Company’s Amended and Restated Articles of Organization and the terms of the Investment Management Trust Agreement, dated October 4, 2022, between the Company and Continental Stock Transfer & Trust Company (the “Trust Agreement”). On April 17, 2024, the Company paid approximately $0.89 million for 2023 taxes, leaving approximately $0.97 million remaining to be used for upcoming tax estimates. The Company used approximately $0.69 million of the balance of the withdrawn funds for the payment of general operating expenses. Management determined that the use of funds was not in accordance with the Trust Agreement, and, in March 2025, dMY Squared Sponsor, LLC advanced approximately $0.73 million to the Company representing the amount of such operating expenses plus approximately $0.04 million in respect of interest that would have been earned on the remaining amount of approximately $0.97 million for the period from the original withdrawals to the date of the advance. The Company paid an aggregate of approximately $0.75 million for tax obligations on March 21, 2025. On March 25, 2025, the Company re-contributed to the Trust Account approximately $0.22 million of the remaining amounts not used for payment of taxes plus approximately $0.04 million in respect of interest that would have been earned had such funds remained in the Trust Account. In each of the Affected Periods, the Company incorrectly calculated the redemption value of its Class A common stock subject to possible redemption due to the incorrect calculation of amounts allowed to be withdrawn from the Trust Account under the Trust Agreement. The errors were identified as part of the preparation of the Company’s financial statements for the year ended December 31, 2024.

The Company does not intend to file amendments to the previously filed Quarterly Reports on Form 10-Q for the Affected Periods. Accordingly, investors should rely only on the financial information and other disclosures regarding the Affected Periods in this Form 10-K or in future filings with the SEC (as applicable), and not on any previously issued or filed reports, or other communications describing the Company’s previously issued condensed financial statements and other related financial information covering the Affected Periods.

Except as described above, this Form 10-K does not amend, update or change any other disclosures in the filings made for the Affected Periods. This Form 10-K should be read in conjunction with the Company’s other filings with the SEC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this annual report on Form 10-K (this “Annual Report” or this “Form 10-K”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

•	the restatement of our prior period financial statements and material weakness in internal control;

•	our being a company with no operating history and no revenues;

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial Business Combination;

•	our expectations around the performance of the prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;

•	our potential ability to obtain additional financing to complete our initial Business Combination;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential Business Combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance;

•	the Trust Account not being subject to claims of third parties;

•	changes to the regulatory, legal and tax environment;

•	our financial performance; and

•	the other risks and uncertainties described under the heading “Risk Factors” in this Form 10-K.

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

Risk Factor Summary

•

This Annual Report includes a restatement of our unaudited condensed financial statements for the Affected Periods. This restatement may affect investor confidence, our stock price, our ability to complete an initial business combination, and may result in stockholder litigation.

•

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

•

Our Public Shareholders may not be afforded an opportunity to vote on our initial Business Combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial Business Combination even though a majority of our Public Shareholders do not support such a combination.

•

Our Public Shareholders’ only opportunity to affect their investment decision regarding a potential Business Combination may be limited to the exercise of their right to redeem their Public Shares from us for cash.

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

•

The ability of our Public Shareholders to exercise redemption rights with respect to a large number of our Public Shares could increase the probability that our initial Business Combination would be unsuccessful and that they would have to wait for liquidation in order to redeem their Public Shares.

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

•	We are a blank check company with no operating history and no revenues, and our investors have no basis on which to evaluate our ability to achieve our business objective.

•	Our independent registered accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern”.

PART I

References in this Form 10-K to “we,” “us” or the “Company” refer to dMY Squared Technology Group, Inc. References to our “management” or our “management team” refer to our officers and directors, and references to our “Sponsor” refer to dMY Squared Sponsor, LLC, a Delaware limited liability company.

ITEM 1. BUSINESS.

Introduction

We are a blank check company whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to as our “Business Combination.” While we may pursue an acquisition opportunity in any industry or sector, we are focused on identifying a Business Combination target within the professional service industry that provides accounting, legal, financial, advisory or other services to public companies or private companies that are in the process of becoming public companies with enterprise valuations in the range of $500 million to $2 billion. We intend to specifically focus on companies that have strong, consistent revenue growth and cash flow. We have reviewed, and continue to review, a number of opportunities to enter into a Business Combination, but we are not able to determine at this time whether we will complete a Business Combination with any of the target businesses that we have reviewed or with any other target business. We also have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.

On October 4, 2022, we consummated our initial public offering (“Initial Public Offering”) of 6,000,000 units pursuant to the Company’s registration statement on Form S-1 (File No. 333-267381). Each unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (the “Class A Shares” or “Public Shares”), and one-half of one redeemable warrant of the Company, each whole warrant entitling the holder thereof to purchase one Class A Share for $11.50 per share (the “Public Warrants”). The units were sold at a price of $10.00 per unit, generating net proceeds to the Company of $59,135,000 (after giving effect to the reimbursement of certain of the Company’s expenses and the upfront portion of the underwriter’s discount, equal to $0.14 per unit).

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

Substantially concurrently with the closing of the Initial Public Offering, our Sponsor extended an overfunding loan to the Company in an aggregate amount of $900,000, equal to $0.15 per unit (the “Initial Overfunding Loan”). On October 11, 2022, simultaneously with the sale of the Over-Allotment Units, our Sponsor extended a further overfunding loan to the Company in an aggregate amount of $47,850, equal to $0.15 per Over-Allotment Unit (the “Additional Overfunding Loan”, and together with the Initial Overfunding Loan, the “Overfunding Loans”). The proceeds of the Overfunding Loans were deposited into our Trust Account. As a result, the Company entered into a promissory note, dated October 11, 2022, issued to our Sponsor.

On March 16, 2022, our Sponsor purchased an aggregate 2,875,000 shares of the Company’s Class B common stock, par value $0.0001 per share (the “Founder Shares” or “Class B Shares”), for a total price of $25,000, or approximately $0.009 per share, pursuant to a securities subscription agreement dated March 3, 2022 by and between the Company and our Sponsor (as amended by a subscriber forfeiture and amendment No. 1 to the securities subscription agreement dated September 8, 2022 and a subscriber forfeiture and amendment No. 2 to the securities subscription agreement dated September 29, 2022). On September 8, 2022, our Sponsor surrendered to us 718,750 Founder Shares for no consideration, resulting in our Sponsor owning 2,156,250 Founder Shares and increasing the approximate price paid per Founder Share to $0.012. On September 29, 2022, our Sponsor surrendered to us an additional 431,250 Founder Shares for no consideration, resulting in our Sponsor owning 1,725,000 Founder Shares and increasing the approximate price paid per Founder Share to $0.015. Mr. You, the manager of our Sponsor, has voting and investment discretion with respect to the common stock held by the Sponsor. Prior to the initial investment in the Company of $25,000 by the Sponsor, the Company had no assets, tangible or intangible. The per share price of the Founder Shares was determined by dividing the amount of cash contributed to the Company by the number of Founder Shares issued.

On October 11, 2022, further to the underwriter’s partial exercise of the over-allotment option and forfeiture of the remaining amount, our Sponsor forfeited 145,250 Founder Shares, resulting in an aggregate of 1,579,750 Class B Shares outstanding. In addition, our Sponsor intends to transfer certain Founder Shares to our independent directors upon the completion of our initial Business Combination.

A total of $64,137,850 of the net proceeds from the Initial Public Offering (including the Over-Allotment Units), the sale of the Private Placement Warrants with our Sponsor (including the Additional Private Placement Warrants) and the Overfunding Loans from our Sponsor (including the Additional Overfunding Loan) was initially placed in a U.S.-based trust account (the “Trust Account”) at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee.

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

As of December 31, 2024, there was approximately $25.6 million held in the Trust Account.

The Company’s Amended and Restated Articles of Organization (the “Charter”) initially provided 15 months from the closing of the Initial Public Offering, or January 4, 2024 (the “Prior Outside Date”), to consummate an initial Business Combination. The Charter also permitted the Company, by resolution of the board of directors, to extend the period of time to consummate a Business Combination twice by an additional 3 month period (for a total of 21 months to complete a Business Combination), subject to the Sponsor depositing into the Trust Account $631,900 in the aggregate for each extension (the “Prior Contributions”). The Sponsor did not intend to deposit such Prior Contributions into the Trust Account. Accordingly, following January 4, 2024, the Company would have been forced to liquidate. The Company’s board of directors determined that, in order for the Company to have additional time to complete a Business Combination in a more cost effective manner, it would be in the best interests of the Company and its shareholders to extend the Prior Outside Date to allow for a period of additional time to consummate the Business Combination. On January 2, 2024, the Company held a special meeting of its shareholders (the “Special Meeting”). At the Special Meeting, the Company’s shareholders approved an amendment of the Charter to extend (the “Extension”) the date by which the Company has to consummate a Business Combination from January 4, 2024 to January 29, 2024 (the “Extended Date”) and to allow the Company, without another shareholder vote, by resolution of the board of directors, to elect to further extend the Extended Date up to twenty-three times for an additional one month each time, until up to December 29, 2025 (each, an “Additional Extended Date”, each monthly extension, an “Extension Period”, and such period in its entirety, from the Initial Public Offering until the final Additional Extended Date, the “Combination Period”), only if the Sponsor or its designee would deposit (the “Contribution”) into the Trust Account as a loan, (i) on or before January 4, 2024, with respect to the initial extension, an amount of $41,667, and (ii) one business day following the public announcement by us disclosing that the board of directors has determined to implement an additional monthly extension, with respect to each such additional extension, an amount of $50,000. In connection with the shareholder approval of the Extension, an aggregate of 3,980,414 Public Shares were redeemed, and the Company paid approximately $42.0 million accordingly on January 4, 2024.

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

In connection with the Contribution and advances our Sponsor may make in the future to us for working capital expenses, on January 2, 2024, we issued a convertible promissory note to Harry L. You, our Chairman and Chief Financial Officer and an affiliate of our Sponsor (the “Payee”), with a principal amount up to $1.75 million (the “Convertible Note”). The Convertible Note bears no interest and is repayable on the earlier of: (i) the date on which we consummate an initial Business Combination and (ii) the liquidation date. If we do not consummate a Business Combination before the end of the

Combination Period, the Convertible Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon the consummation of our initial Business Combination, up to $1,500,000 of the outstanding principal of the Convertible Note may be converted into warrants, at a price of $1.00 per warrant, at the option of the Payee.

Since January 2, 2024, our board of directors has elected to extend our liquidation date to April 29, 2025. Accordingly, we have drawn down from the Convertible Note and deposited $791,667 into the Trust Account in connection with such extensions.

On February 26, 2025, the Company issued a press release announcing that it has entered into a non-binding letter of intent (“LOI”) for a business combination with Horizon Quantum Computing Pte. Ltd. (“Horizon”), a developer of advanced software development tools for quantum computers (the “proposed Horizon Business Combination”). Under the terms of the LOI, the Company and Horizon would become a combined entity. The proposed transaction values Horizon at a pre-money equity value of approximately $500 million. The Company expects to announce additional details regarding the proposed Horizon Business Combination when a definitive merger agreement is executed. No assurances can be made that the parties will successfully negotiate and enter into a definitive agreement, or that the proposed transaction will be consummated on the terms or timeframe currently contemplated, or at all. Any transaction would be subject to the completion of due diligence, the negotiation of a definitive agreement providing for the proposed Horizon Business Combination, satisfaction of the conditions negotiated therein, board and equity holder approval, regulatory approvals, and other customary conditions.

Effecting Our Initial Business Combination

General

As described above, we have entered into a non-binding letter of intent for the proposed Horizon Business Combination. Unless otherwise stated, this Form 10-K does not assume the closing of the proposed Horizon Business Combination. References to the term “initial Business Combination” in this section include the proposed Horizon Business Combination where context requires.

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

Redemption Rights for Holders of Public Shares upon Consummation of the Initial Business Combination

We are providing our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations described herein. The amount in the Trust Account as of December 31, 2024 is approximately $10.90 per Public Share. The per-share amount we will distribute to Public Shareholders who properly redeem their Public Shares will not be reduced by the deferred underwriting commissions that we will pay to the underwriter. Our Sponsor and the Company’s officers have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares they may hold in connection with the completion of the initial Business Combination. The Founder Shares will be excluded from the pro rata calculation used to determine the per-share redemption price.

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

If we seek shareholder approval, we will complete our initial Business Combination only if a majority of the shares of common stock that are voted vote in favor of the initial Business Combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our initial shareholders will count towards this quorum and, pursuant to the letter agreement, our Sponsor, officers and directors have agreed to vote any Founder Shares they hold, and any Public Shares purchased during or after our Initial Public Offering (including in open market and privately-negotiated transactions) in favor of our initial Business Combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial Business Combination once a quorum is obtained. As a result, in addition to our initial shareholders’ Founder Shares, we would need only 379,419, or 16.2%, of the 2,338,586 outstanding Public Shares to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved (assuming all outstanding shares are voted). If only a minimum quorum of outstanding shares of common stock were present at such meeting, then the Company would not need any Public Shares to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved. These quorum and voting thresholds, and the voting agreements of our initial shareholders, may make it more likely that we will consummate our initial Business Combination. Each Public Shareholder may elect to redeem its Public Shares irrespective of whether they vote for or against the such Business Combination or whether they were a shareholder on the record date for the shareholder meeting held to approve the Business Combination.

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

Employees

We currently have one executive officer: Harry You. Mr. You is not obligated to devote any specific number of hours to our matters, but he intends to devote as much of his time as he deems necessary to our affairs until we have completed our initial Business Combination. The amount of time he will devote in any time period will vary based on whether a target business has been selected for our initial Business Combination, the stage of the Business Combination process we are in, and his obligations to other parties. We do not intend to have any full-time employees prior to the completion of our initial Business Combination.

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

Unless otherwise stated, the Risk Factors described below do not assume the closing of the proposed Horizon Business Combination. References to the term “initial Business Combination” in this section include the proposed Horizon Business Combination where context requires.

Risks Relating to the Restatement of our Prior Period Financial Statements and Material Weakness

This Annual Report includes a restatement of our unaudited condensed financial statements for the Affected Periods. This restatement may affect investor confidence, our stock price, our ability to complete an initial business combination, and may result in stockholder litigation.

This Annual Report includes a restatement of our previously issued unaudited condensed financial statements contained in our (i) Quarterly Report on Form 10-Q as of and for the three months ended March 31, 2024, filed with the SEC on May 15, 2024, (ii) Quarterly Report on Form 10-Q as of and for the three and six months ended June 30, 2024, filed with the SEC on August 14, 2024, and (iii) Quarterly Report on Form 10-Q as of and for the three and nine months ended September 30, 2024, filed with the SEC on November 14, 2024. As described elsewhere in this Annual Report, in January 2024 and April 2024, the Company withdrew a total of approximately $1.9 million of funds from the Trust Account for purposes of payment of tax liabilities and tax estimates, and such funds were deposited into the Company’s operating account. Funds representing interest earned on the amounts held in the Trust Account are permitted to be withdrawn from the Trust Account for the payment of taxes under the Company’s Charter and the terms of the Trust Agreement. On April 17, 2024, the Company paid approximately $0.89 million for 2023 taxes, leaving approximately $0.97 million remaining to be used for upcoming tax estimates. The Company used approximately $0.69 million of the balance of the withdrawn funds for the payment of general operating expenses. Management determined that the use of funds was not in accordance with the Trust Agreement, and, in March 2025, the Sponsor advanced approximately $0.73 million to the Company representing the amount of such operating expenses plus approximately $0.04 million in respect of interest that would have been earned on the remaining amount of approximately $0.97 million for the period from the original withdrawals to the date of the advance. The Company paid an aggregate of approximately $0.75 million for tax obligations on March 21, 2025. On March 25, 2025, the Company re-contributed to the Trust Account approximately $0.22 million of the remaining amounts not used for payment of taxes plus approximately $0.04 million in respect of interest that would have been earned had such funds remained in the Trust Account. In each of the Affected Periods, the Company incorrectly calculated the redemption value of its Class A common stock subject to possible redemption due to the incorrect calculation of amounts allowed to be withdrawn from the Trust Account under the Trust Agreement. The errors were identified as part of the preparation of the Company’s financial statements for the year ended December 31, 2024.

The existence of the errors, along with the improper use of funds that were restricted for the payment of taxes, may have the effect of eroding investor confidence in the Company and our financial reporting and accounting practices and processes, may negatively impact the trading price of our Class A common stock, may negatively effect our ability to complete an initial business combination, and may result in stockholder litigation.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report, we identified an error in the formula for the redemption value for Class A shares subject to possible redemption as of March 31, 2024, June 30, 2024 and September 30, 2024, which resulted in a material misstatement of our Class A common stock subject to possible redemption and the accumulated deficit and related financial disclosures in each of the Affected Periods. As a result, our management has concluded that a material weakness existed in the Company’s internal control over financial reporting as of December 31, 2024, and that the Company’s disclosure controls and procedures were ineffective as of December 31, 2024. See Part II Item 9A – Controls and Procedures within this Annual Report for a description of these matters.

The Company intends to take steps to remediate this material weakness, including plans to increase scrutiny over Trust Account balances, to enhance documentation of processes, and to increase communication among the Company’s management and board of directors. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to the calculations for redemption value for Public Shares subject to possible redemption, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying consolidated financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report.

Efforts to remediate this material weakness may not be effective or prevent any future material weakness or significant deficiency in our internal control over financial reporting. If our efforts are not successful or other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence and cause the market price of our Class A common stock to decline.

We can give no assurance that the measures we have taken or plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

After consultation with our audit committee, our management and our audit committee concluded that it was appropriate to restate our previously issued unaudited financial statements as of March 31, 2024, June 30, 2024 and September 30, 2024. As discussed elsewhere in this Annual Report, we identified a material weakness in our internal controls over financial reporting related to the calculations for redemption value for Class A shares subject to possible redemption.

As a result of such material weakness, the restatement of our financial statements for the Affected Periods and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on the business of the combined company and its results of operations and financial condition.

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

Our Public Shareholders’ only opportunity to affect the investment decision regarding a potential Business Combination may be limited to the exercise of their right to redeem their Public Shares from us for cash.

At the time of investment in us, our Public Shareholders were not provided with an opportunity to evaluate the specific merits or risks of our initial Business Combination. Since our board of directors may complete a Business Combination without seeking shareholder approval, Public Shareholders may not have the right or opportunity to vote on the Business Combination, unless we seek such shareholder vote. Accordingly, their only opportunity to affect the investment decision regarding our initial Business Combination may be limited to exercising their redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our Public Shareholders in which we describe our initial Business Combination.

If we seek shareholder approval of our initial Business Combination, our initial shareholders and management team have agreed to vote in favor of such initial Business Combination, regardless of how our Public Shareholders vote.

Our initial shareholders own 40.3% of our outstanding common stock. Our Initial Shareholders and management team also may from time to time purchase Class A Shares prior to our initial Business Combination. Our Charter provides that, if we seek shareholder approval of an initial Business Combination, such initial Business Combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the Founder Shares. As a result, in addition to our initial shareholders’ Founder Shares, we would need 379,418, or 16.2%, of the 2,338,586 outstanding Public Shares be voted in favor of an initial Business Combination in order to have our initial Business Combination approved (assuming all outstanding shares are voted). If only a minimum quorum of outstanding shares of common stock were present at such meeting, then the Company would not need any Public Shares to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved. Accordingly, if we seek shareholder approval of our initial Business Combination, the agreement by our initial shareholders and management team to vote in favor of our initial Business Combination will increase the likelihood that we will receive the requisite shareholder approval for such initial Business Combination.

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

The ability of our Public Shareholders to exercise redemption rights with respect to a large number of our Public Shares could increase the probability that our initial Business Combination would be unsuccessful and that they would have to wait for liquidation in order to redeem their Public Shares.

If our initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial Business Combination would be unsuccessful is increased. If our initial Business Combination is unsuccessful, our Public Shareholders would not receive their pro rata portion of the Trust Account until we liquidate the Trust Account. If a shareholder is in need of immediate liquidity, they could attempt to sell their shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, a shareholder may suffer a material loss on their investment or lose the benefit of funds expected in connection with their exercise of redemption rights until we liquidate or they are able to sell their shares in the open market.

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

Our shareholders will not be entitled to vote or redeem their Public Shares in connection with any such Additional Extension. However, our shareholders will be entitled to vote and redeem their Public Shares in connection with a shareholder meeting held to approve an initial Business Combination or in a tender offer undertaken in connection with an initial Business Combination if we propose such a Business Combination. In order for the time available for us to consummate our initial Business Combination to be extended, our Sponsor or its affiliates or designees must deposit into the Trust Account one business day following the public announcement by us disclosing that the board of directors has determined to implement an additional monthly extension, with respect to each such Additional Extension, an amount of $50,000. Up to $1,500,000 of such Contributions in the Trust Account may be converted into warrants upon the consummation of our initial Business Combination, at a price of $1.00 per warrant, at the option of our Sponsor. The warrants would be identical to the Private Placement Warrants. If we complete our initial Business Combination, and our Sponsor decides not to convert the Contribution into warrants, we would repay such loaned amounts out of the proceeds of the Trust Account released to us after payment of all redeeming Public Shareholders. If we do not complete a Business Combination, the aggregate amount of the Contribution would be repaid paid at our liquidation only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Any such Contributions would be in addition to the Overfunding Loans and any working capital loans made to us. Our Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for us to complete our initial Business Combination.

If we are unable to consummate our initial Business Combination within the applicable time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter subject to lawfully available funds therefor, redeem one hundred percent (100%) of the Public Shares in consideration of a per-share price, payable in cash, equal to the quotient obtained by dividing (A) the aggregate amount then on deposit in the Trust Account, including interest not previously released to the Corporation to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), by (B) the total number of then outstanding Public Shares, which redemption will completely extinguish rights of the Public Shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Board in accordance with applicable law, dissolve and liquidate, subject in each case to the Corporation’s obligations under the MBCA to provide for claims of creditors and other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants if we fail to complete our initial Business Combination within the Combination Period.

Our current life term is on a month-to-month basis and our existence is subject to our board’s sole discretion, as well as contingent on the Sponsor depositing the Contribution into the Trust Account. If the board of directors elects to wind up the Company’s operations earlier than the Extended Date or Additional Extended Date, or the Sponsor fails to deposit the Contribution, we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate.

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

Our Public Shareholders will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate their investment, they may be forced to sell their Public Shares or warrants, potentially at a loss.

Our Public Shareholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (i) our completion of an initial Business Combination, and then only in connection with those Public Shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend our Charter to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, and (iii) the redemption of our Public Shares if we are unable to complete an initial Business Combination within the Combination Period, subject to applicable law and as further described herein. In addition, if our plan to redeem our Public Shares if we are unable to complete an initial Business Combination within the Combination Period is not completed for any reason, compliance with Massachusetts law may require that we submit a plan of dissolution to our then-existing shareholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, Public Shareholders may be forced to wait beyond the Combination Period before they receive funds from our Trust Account. In no other circumstances will a Public Shareholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate their investment, a Public Shareholder may be forced to sell their Public Shares or warrants, potentially at a loss.

Our Public Shareholders will not be entitled to protections normally afforded to investors of many other blank check companies.

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

As of December 31, 2024, we had approximately $309,000 in cash and working capital deficit of approximately $2.3 million. Of the funds available to us outside of the Trust Account, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

Subsequent to our completion of our initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause our shareholders to lose some or all of their investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot ensure that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial Business Combination or thereafter. Accordingly, any shareholders or warrant holders who choose to remain shareholders or warrant holders following the Business Combination could suffer a reduction in the value of their securities. Such shareholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the Business Combination contained an actionable material misstatement or material omission.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we are unable to complete our initial Business Combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by Public Shareholders could be less than the $10.15 per Public Share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement the form of which was filed in connection with our Initial Public Offering, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.15 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.15 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriter of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our Company. Therefore, we cannot ensure that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.15 per Public Share. In such event, we may not be able to complete our initial Business Combination, and our Public Shareholders will receive such lesser amount per share in connection with any redemption of their Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

We plan to make adequate provision, by payment or otherwise, for all of the corporation’s then existing and reasonably foreseeable debts, liabilities and obligations, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. We cannot ensure that we will properly assess all claims that may be potentially brought against us. As such, our shareholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our shareholders may extend beyond the third anniversary of such date.

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

Because we are neither limited to evaluating a target business in a particular industry sector, our shareholders will be unable to ascertain the merits or risks of any particular target business’s operations.

Our efforts to identify a prospective initial Business Combination target will not be limited to a particular industry, sector or geographic region. While we may pursue an initial Business Combination opportunity in any industry or sector, we intend to capitalize on the ability of our management team to identify, acquire and operate a business or businesses that can benefit from our management team’s established global relationships and operating experience. Our management team has extensive experience in identifying and executing strategic investments globally and has done so successfully in a number of sectors. Our Charter prohibits us from effectuating a Business Combination with another blank check company or similar company with nominal operations. Because we have not yet selected any specific target business with respect to a Business Combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot ensure that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot ensure that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a Business Combination target. Accordingly, any shareholders or warrant holders who choose to remain shareholders or warrant holders following the Business Combination could suffer a reduction in the value of their securities. Such shareholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the Business Combination contained an actionable material misstatement or material omission.

We may seek Business Combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a Business Combination outside of our management’s areas of expertise if a Business Combination candidate is presented to us and we determine that such candidate offers an attractive Business Combination opportunity for our Company. Although our management will endeavor to evaluate the risks inherent in any particular Business Combination candidate, we cannot ensure that we will adequately ascertain or assess all of the significant risk factors. We also cannot ensure that an investment in our securities will not ultimately prove to be less favorable to investors in our Initial Public Offering than a direct investment, if an opportunity were available, in a Business Combination candidate. In the event we elect to pursue a Business Combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in the prospectus dated September 29, 2022 filed in connection with our Initial Public Offering regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial Business Combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

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

We are not required to obtain an opinion from an independent investment banking firm or from a valuation or appraisal firm, and consequently, our shareholders may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

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

Although we have no commitments as of the date of this Form 10-K to issue any notes or other debt securities, or to otherwise incur debt, we may choose to incur substantial debt to complete our initial Business Combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

As of December 31, 2024, we had approximately $25.6 million in investments held in Trust Account that we may use to complete our initial Business Combination (including $2,211,650 currently held in the Trust Account that will be used to pay for deferred underwriting commissions).

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

In order to effectuate an initial Business Combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot ensure that we will not seek to amend our Charter, other governing instruments, or certain agreements related to our Initial Public Offering in a manner that will make it easier for us to complete our initial Business Combination that our shareholders may not support, and such amendments may be done without shareholder approval.

In order to effectuate a Business Combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of Business Combination, increased redemption thresholds and extended the time to consummate an initial Business Combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our Charter requires the approval of holders of 65% of our common stock, and amending our warrant agreement requires a vote of holders of at least 50% of the Public Warrants and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, 50% of the number of the then outstanding Private Placement Warrants. In addition, our Charter requires us to provide our Public Shareholders with the opportunity to redeem their Public Shares for cash if we propose an amendment to our Charter to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete an initial business within the Combination Period, or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through the offering, we would register, or seek an exemption from registration for, the affected securities. We cannot ensure that we will not seek to amend our Charter or governing instruments or extend the time to consummate an initial Business Combination in order to effectuate our initial Business Combination.

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

The provisions of our Charter that relate to our pre-Business Combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of 65% of our outstanding common stock, which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our Charter to facilitate the completion of an initial Business Combination that some of our shareholders may not support.

Our Charter provides that any of its provisions related to pre-Business Combination activity (including the requirement not release the funds held in the Trust Account except in specified circumstances, and to provide redemption rights to Public Shareholders as described herein) may be amended if approved by holders of 65% of our outstanding common stock and corresponding provisions of the Investment Management Trust Agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our outstanding common stock. In all other instances, our Charter may be amended by holders of a majority of our outstanding common stock, subject to applicable provisions of the MBCA or applicable stock exchange rules. Our Sponsor, which beneficially owns 40.3% of our common stock, may participate in any vote to amend our Charter and/or Investment Management Trust Agreement and will have the discretion to vote in any manner it chooses. As a result, we may be able to amend the provisions of our Charter which govern our pre-Business Combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a Business Combination with which our shareholders do not agree. Our shareholders may pursue remedies against us for any breach of our Charter.

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

If the cash portion of the purchase price for our initial Business Combination exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemption by Public Shareholders, we may be required to seek additional financing to complete such initial Business Combination. We cannot ensure that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial Business Combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial Business Combination, or to fund the purchase of other companies. If we are unable to complete our initial Business Combination, our Public Shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders. In addition, even if we do not need additional financing to complete our initial Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial Business Combination.

Our Sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that some shareholders do not support.

Our Sponsor owns 40.3% of our issued and outstanding common stock. Accordingly, the Sponsor may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that some shareholders do not support, including amendments to our Charter. In addition, our board of directors, whose members were initially elected by our Sponsor, is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We have not and may not hold an annual meeting of shareholders to elect new directors prior to the completion of our initial Business Combination, in which case all of the current directors will continue in office until at least the completion of the Business Combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial Business Combination.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such Business Combination.

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

Our ability to successfully effect our initial Business Combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial Business Combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial Business Combination, we cannot ensure that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

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

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial Business Combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial Business Combination.

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until the consummation of our initial Business Combination, we are in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our Charter provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. In addition, our Sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial Business Combination. Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such other entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial Business Combination.

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

For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest, please see “Directors, Executive Officers, and Corporate Governance—Directors and Executive Officers” and “Directors, Executive Officers, and Corporate Governance—Conflicts of Interest.”

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

On March 16, 2022, our Sponsor purchased an aggregate 2,875,000 Founder Shares for a total price of $25,000, or approximately $0.009 per share. On September 8, 2022, our Sponsor surrendered to us 718,750 Founder Shares for no consideration, resulting in our Sponsor owning 2,156,250 Founder Shares and increasing the approximate price paid per Founder Share to $0.012. On September 29, 2022, our Sponsor surrendered to us an additional 431,250 Founder Shares for no consideration, resulting in our Sponsor owning 1,725,000 Founder Shares and increasing the approximate price paid per Founder Share to $0.015. In addition, on October 11, 2022, further to the underwriter’s partial exercise of the over-allotment option and forfeiture of the remaining amount, our Sponsor forfeited 145,250 Founder Shares. Mr. You, the manager of our Sponsor, has voting and investment discretion with respect to the common stock held by our Sponsor. Our Sponsor intends to transfer certain Founder Shares to our independent directors upon the completion of our initial Business Combination. Prior to the initial investment in the

Company of $25,000 by our Sponsor, the Company had no assets, tangible or intangible. The Founder Shares will be worthless if we do not complete an initial Business Combination. In addition, our Sponsor has purchased an aggregate of 2,884,660 Private Placement Warrants, each exercisable for one Class A Share at $11.50 per share, for an aggregate purchase price of $2,884,660, or $1.00 per Private Placement Warrant, that will also be worthless if we do not complete our initial Business Combination. In addition, the Sponsor and Mr. You have loaned to the Company an aggregate of approximately $2.0 million as of December 31, 2024, consisting of $947,850 in Overfunding Loans, $641,667 in Convertible Notes and approximately $390,000 in advances. If we do not complete our initial Business Combination, we will not repay the Overfunding Loans or Contributions from the funds held in the Trust Account, and we would likely not have other available funds outside of the Trust Account to repay the Overfunding Loans and Contributions in connection with the extensions. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target Business Combination, completing an initial Business Combination and influencing the operation of the business following the initial Business Combination. This risk may become more acute as the end of the Combination Period nears.

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

Our Sponsor has invested (i) $2,909,660, consisting of the $25,000 purchase price for the Founder Shares plus the $2,884,660 purchase price for the Private Placement Warrants, and (ii) approximately $2.0 million in loans, consisting of the $947,850 Overfunding Loans, $641,667 in Convertible Notes and approximately $390,000 in advances. Assuming a trading price of $10.00 per share upon consummation of our initial Business Combination, the 1,579,750 Founder Shares would have an aggregate implied value of $15,797,500. Even if the trading price of our common stock were as low as $1.84 per share, the value of the Founder Shares would be equal to the $2,909,660 invested by our Sponsor to purchase the Founder Shares and Private Placement Warrants. As a result, our Sponsor is likely to be able to make a substantial profit on its investment in us at a time when our Public Shares have lost significant value (whether because of a substantial amount of redemptions of our Public Shares or any other reason). Accordingly, our management team, which owns interests in our Sponsor, may be more willing to pursue a Business Combination with a riskier or less-established target business than would be the case if our Sponsor had paid the same per share price for the Founder Shares as our Public Shareholders paid for their Public Shares.

We may amend the terms of the warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least 50% of the then outstanding Public Warrants. As a result, the exercise price of Public Warrants could be increased, the exercise period could be shortened and the number of Class A Shares purchasable upon exercise of a Public Warrant could be decreased, all without holder approval.

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

To the extent our warrants ever become exercisable, we may redeem unexpired Public Warrants prior to their exercise at a time that is disadvantageous to the holders of such Public Warrants, thereby making such warrants worthless.

To the extent our warrants ever become exercisable, we have the ability to redeem the outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A Shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force holders to (i) exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so, (ii) sell their warrants at the then-current market price when they might otherwise wish to hold their warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of the warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by our Sponsor or its permitted transferees.

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

We issued warrants to purchase 3,159,500 Class A Shares as part of the Initial Public Offering and, simultaneously with the closing of the Initial Public Offering, we issued in a private placement an aggregate of 2,884,660 Private Placement Warrants, each exercisable to purchase one Class A Share at $11.50 per share.

We have also issued a Convertible Note to an affiliate of our Sponsor in connection with the Contribution and advances our Sponsor may make in the future to us for working capital expenses, with a principal amount up to $1.75 million. Upon the consummation of our initial Business Combination, up to $1,500,000 of the outstanding principal of the Convertible Note may be converted into warrants, at a price of $1.00 per warrant, at the option of the Payee.

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

Our warrants are recognized and accounted for as derivative liabilities in accordance with FASB ASC 815 and will be recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Class A Shares or may make it more difficult for us to consummate an initial Business Combination.

Following the consummation of our Initial Public Offering and the concurrent issuance of the Private Placement of warrants to our Sponsor, 6,044,160 warrants were issued in connection with the Initial Public Offering (comprised of the 3,159,500 warrants included in the units and the 2,884,660 Private Placement Warrants) in accordance with the guidance contained in FASB ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, we have classified each of the warrants as a liability at its fair value as determined by us based upon a valuation report obtained from an independent third party valuation firm. At each reporting period (1) the accounting treatment of the warrants is re-evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public and private warrants is remeasured and the change in the fair value of the liability is recorded as other income (expense) in our income statement. Changes in the inputs and assumptions for the valuation model we use to determine the fair value of such liability may have a material impact on the estimated fair value of the embedded derivative liability. The share price of our Class A Shares represents the primary underlying variable that impacts the value of the derivative instruments. Additional factors that impact the value of the derivative instruments include the volatility of our stock price, discount rates and stated interest rates. As a result, our consolidated financial statements and results of operations will fluctuate quarterly, based on various factors, such as the share price of our Class A Shares, many of which are outside of our control. In addition, we may change the underlying assumptions used in our valuation model, which could in result in significant fluctuations in our results of operations. If our stock price is volatile, we expect that we will recognize non-cash gains or losses on our warrants or any other similar derivative instruments each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A Shares. In addition, potential targets may seek a blank check company that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial Business Combination with a target business.

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

Our Charter requires, unless we consent in writing to the selection of an alternative forum, that the Business Litigation Session of the Superior Court for Suffolk County, Massachusetts and United States District Court for the District of Massachusetts sitting in Boston, Massachusetts shall be the sole and exclusive forum for (a) any derivative action or proceeding brought on behalf of the Corporation, (b) any action asserting a claim for breach of a fiduciary duty owed by any director, officer, employee, or agent of the corporation to the corporation or the corporation’s shareholders, (c) any action asserting a claim arising pursuant to any provision of the MBCA, the Charter, or the bylaws of the corporation, or (d) any action asserting a claim governed by the internal affairs doctrine, in each case subject to said courts having personal jurisdiction over the indispensable parties named as defendants therein, except that the United States District Court of Massachusetts in Boston shall be the sole and exclusive forum for any claim arising under the Securities Act of 1933, as amended, or any claim for which such other courts do not have subject matter jurisdiction including, without limitation, any claim arising under the Exchange Act .

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

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if a Public Shareholder or a “group” of shareholders are deemed to hold in excess of 15% of our Public Shares, the Public Shareholder(s) will lose the ability to redeem all such shares in excess of 15% of our Public Shares.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Charter provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the Public Shares issued in the Initial Public Offering without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination. The inability to redeem the Excess Shares will reduce such Public Shareholder(s)’s influence over our ability to complete our initial Business Combination and they could suffer a material loss on their investment in us if they sell Excess Shares in open market transactions. Additionally, they will not receive redemption distributions with respect to the Excess Shares if we complete our initial Business Combination. And as a result, they will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell their shares in open market transactions, potentially at a loss.

The NYSE American may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are now listed on the NYSE American. We cannot ensure that our securities will continue to be listed on the NYSE American in the future or prior to our initial Business Combination. In order to continue listing our securities on the NYSE American prior to our initial Business Combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in shareholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial Business Combination, we will be required to demonstrate compliance with the NYSE American’s initial listing requirements, which are more rigorous than the NYSE American’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE American. For instance, our stock price would generally be required to be at least $3.00 per share and our shareholders’ equity would generally be required to be at least $4,000,000. We cannot ensure that we will be able to meet those initial listing requirements at that time.

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

NYSE American Rules Section 119(b) requires that a SPAC complete one or more Business Combinations within 36 months of the effectiveness of its Initial Public Offering registration statement, which, in our case, would be September 29, 2025. At the Special Meeting, our shareholders approved an amendment to the Charter which allows the board of directors to extend the date by which the Company has to consummate a Business Combination until up to December 29, 2025. If the board of directors exercises its right to implement twenty (20) of the twenty-three (23) Additional Extensions, such extensions would extend our Deadline Date to 36 months after the effectiveness of our Initial Public Offering registration statement, or the NYSE American Deadline. As a result, if we are unable to complete our Business Combination by such date, we believe we may not be permitted to implement the last three (3) extensions to further extend such date under NYSE American Rules. There is a risk that trading in our securities may be suspended and we may be subject to delisting by the NYSE American on the NYSE American Deadline if the board of directors exercises its right to further extend the Extended Date to up to the Additional Extended Date pursuant to the Charter. We cannot ensure that the NYSE American will not delist our securities in the event we do not complete one or more Business Combinations by the NYSE American Deadline or that we would be able to successfully appeal such delisting determination. If NYSE American delists our securities, then we would be subject to all of the risks set forth in the risk factor above titled “ —The NYSE American may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions”.

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

To further mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, on September 25, 2024, we instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash through a variable interest bearing account until the earlier of the consummation of a Business Combination or our liquidation. Following such liquidation of the assets in our Trust Account, we will receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our Public Shareholders would otherwise receive upon any redemption or liquidation of the Company if the assets in the Trust Account had remained in U.S. government securities or money market funds. This means that the amount available for redemption may not increase in the future.

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

We may be subject to a 1% U.S. federal Excise Tax in the event of a liquidation or in connection with redemptions of our shares.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (H.R. 5376) (the “IRA”), which, among other things, imposes a new 1% U.S. federal excise tax on certain repurchases (including certain redemptions) of stock after December 31, 2022 by publicly traded domestic (i.e. U.S.) corporations and certain domestic subsidiaries of publicly traded foreign (i.e., non-U.S.) corporations (each, a “Covered Corporation”) (the “Excise Tax”). Because we are a Massachusetts corporation and our securities are trading on NYSE American, we are a “Covered Corporation” within the meaning of the IRA. The Excise Tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax.

The U.S. Department of Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the Excise Tax. On December 27, 2022, the Treasury published Notice 2023-2, which provided interim guidance addressing the application of the Excise Tax, including with respect to some transactions in which SPACs typically engage. In the notice, the Treasury appears to have intended to exempt from the Excise Tax any distributions by a Covered Corporation in the same year it completely liquidates, which may include those that occur in connection with redemptions. On April 9, 2024, the Treasury and the Internal Revenue Service (the “IRS”) issued two sets of proposed regulations, providing guidance on the application of the Excise Tax and on the reporting and payment of the Excise Tax. The Proposed Regulations generally adopt the guidance provided in Notice 2023-2. On June 28, 2024, the Treasury and IRS finalized certain of the proposed regulations (those relating to procedures for reporting and paying the Excise Tax). The remaining regulations (largely relating to the computation of the Excise Tax) remain in proposed form. The Treasury intends to finalize these proposed regulations at a later date and, until such time, taxpayers may continue to rely on the proposed regulations. The Excise Tax may apply to any redemptions of our of Public Shares after December 31, 2022, including those made in connection with the Extension, and including in circumstances where we either engage in a Business Combination in 2025 in which we do not issue shares sufficient to offset our redemptions in 2025 or we liquidate later in 2025. The Excise Tax would be payable by us, and not by the redeeming holder.

Because the application of the Excise Tax is not entirely clear, any repurchase effected by us, including any redemptions treated as repurchases in connection with the Extension, the initial Business Combination or otherwise, may be subject to the Excise Tax. Whether and to what extent we would be subject to the Excise Tax on a redemption of Public Shares or other stock issued by us would depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the Excise Tax, (ii) the fair market value of the redemption treated as a repurchase of stock in connection with our initial Business Combination, the Extension or otherwise (iii) the structure of the initial Business Combination, (iv) the nature and amount of any “PIPE” or other equity issuances by us (whether in connection with the initial Business Combination or otherwise) within the same taxable year of a redemption treated as a repurchase of stock, and (v) the content of regulations and other guidance from the U.S. Department of the Treasury. Funds in our Trust Account, including any interest earned thereon, will not be used to pay for any Excise Tax liabilities with respect to any redemptions that occur prior to or in connection with a Business Combination or liquidation of the Company. The imposition of the Excise Tax could cause a reduction in the cash available on hand to complete an initial Business Combination or for effecting redemptions and may affect our ability to complete an initial Business Combination.

Our Public Shareholders will not be permitted to exercise their warrants unless we register and qualify the underlying Class A Shares or certain exemptions are available.

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

We have not registered the Class A Shares issuable upon exercise of the warrants under the Securities Act or any state securities laws. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 15 business days, after the closing of our initial Business Combination, we will use our best efforts to file with the SEC a registration statement covering the registration under the Securities Act of the Class A Shares issuable upon exercise of the warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our initial Business Combination and to maintain a current prospectus relating to the Class A Shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot ensure that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

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

Holders of warrants may only be able to exercise their Public Warrants on a “cashless basis” under certain circumstances, and if they do so, they will receive fewer Class A Shares from such exercise than if they were to exercise such warrants for cash.

The warrant agreement provides that in the following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the Class A Shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the warrant agreement; and (ii) if we have so elected and the Class A Shares at the time of any exercise of a warrant are not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act. If holders of warrants exercise their Public Warrants on a cashless basis under the circumstances described in clauses (i) and (ii) in the preceding sentence, they would pay the warrant exercise price by surrendering the warrants for that number of Class A Shares equal to the quotient obtained by dividing (x) the product of the number of Class A Shares underlying the warrants, multiplied by the excess of the “fair market value” of our Class A Shares (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the Class A Shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, they would receive fewer Class A Shares from such exercise than if they were to exercise such warrants for cash.

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

We may issue additional Class A Shares or shares of preferred stock to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A Shares upon the conversion of the Founder Shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our Charter or upon conversion of the Overfunding Loans at the election of the Sponsor upon the closing of our initial Business Combination. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our Charter authorizes the issuance of up to 35,000,000 Class A Shares, 5,000,000 Class B Shares, and 1,000,000 shares of preferred stock. The Class B Shares are automatically convertible into Class A Shares at any time prior to the consummation of the initial Business Combination, at the option of the holder, as well as concurrently with or immediately following the consummation of our initial Business Combination, initially at a one-for-one ratio but subject to adjustment as set forth in our Charter. There are no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional Class A Shares or shares of preferred stock to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A Shares upon conversion of the Class B Shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions as set forth therein. Additionally, we may issue Class A Shares upon conversion, at the Sponsor’s discretion, of the Overfunding Loans that the Sponsor has extended to the Company in an aggregate outstanding principal amount of $947,850, at a conversion price of $10.00 per share. However, our Charter provides, among other things, that prior to our initial Business Combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with our Public Shares (a) on any initial Business Combination or (b) to approve an amendment to our Charter to (x) extend the time we have to consummate a Business Combination beyond the Combination Period or (y) amend the foregoing provisions. These provisions of our Charter, like all provisions of our Charter, may be amended with a shareholder vote. The issuance of additional shares of common stock or shares of preferred stock:

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

General Risk Factors

We are a blank check company with no operating history and no revenues, and our investors have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company incorporated under the laws of the Commonwealth of Massachusetts with no operating results, and we did not commence operations until obtaining funding through the Initial Public Offering. Because we lack an operating history, our investors have no basis upon which to evaluate our ability to achieve our business objective of completing our initial Business Combination. We have no plans, arrangements or understandings with any prospective target business concerning a Business Combination and may be unable to complete our initial Business Combination. If we fail to complete our initial Business Combination, we will never generate any operating revenues.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

We may not have sufficient liquidity to meet our anticipated obligations over the next year from the issuance of these financial statements. In connection with our assessment of going concern considerations in accordance with FASB ASC 205-40, “Basis of Presentation – Going Concern,” we have until April 29, 2025 (or up to December 29, 2025, if extended) to consummate a Business Combination. Although the Company intends to complete a Business Combination within the Completion Period, there can be no assurance that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Accordingly, the Company’s management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern.

Past performance by our management team and their affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team or businesses associated with them is presented for informational purposes only. Past performance by our management team, including with respect to each of dMY Technology Group, Inc. (“dMY I”), dMY Technology Group, Inc. II (“dMY II”), dMY Technology Group, Inc. III (“dMY III”), dMY Technology Group IV (“dMY IV”), dMY Technology Group, Inc. VI (“dMY VI”), and Coliseum Acquisition Corp. (“Coliseum”) is not a guarantee either (i) of success with respect to any Business Combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial Business Combination. Investors should not rely on the historical record of the performance of our management team or businesses associated with them, including dMY I, dMY II, dMY III, dMY IV, dMY VI, and Coliseum as indicative of our future performance of an investment in us or the returns we will, or is likely to, generate going forward.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates
exceeds the $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible
debt securities during the prior three-year period. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
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
reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. Our status as a smaller reporting company is determined annually. We will continue to qualify as a smaller reporting company through the following fiscal year as long as (i) the market value of our common stock held by non-affiliates (measured as of the end of the second quarter of the then current fiscal year) does not exceed $250 million or (ii) our annual revenues for the most recently completed fiscal year do not exceed $100 million and the market value of our common stock held by non-affiliates (measured
as of the end of the second quarter of the then current fiscal year) does not exceed $700 million. If we exceed these thresholds, we will cease to be a smaller reporting com
pany as of the first day of the following fiscal year.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 1C. CYBERSECURITY
As a blank check company, we have no operations and therefore do not have any operations
of our own that face cybersecurity threats. However, we do depend on the digital technologies of third parties, and as noted in “
Item 1A.
Risk Factors
” of this
Form 10-K, any
sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we ha
ve no personnel or processes of our own for this purpose. Our board of directors oversees risk for our Company, and prior to filings with the SEC, our board of directors reviews our risk factors, including the descriptions of the risks we face from cybersecurity threats, as described
in “
Item 1A. Risk Factors
” of this
Form
10-K.

ITEM 2. PROPERTIES.

We currently utilize office space at 1180 North Town Center Drive, Suite 100, Las Vegas, Nevada 89144 from our Sponsor and the members of our management team. Under the administrative services agreement, dated October 4, 2022, between the Company and the Sponsor, we have agreed to pay our Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our management team. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees. The Company recorded $120,000 in expenses during the year ended December 31, 2024 and had an outstanding balance of $190,000 as of December 31, 2024. We consider our current office space adequate for our current operations.

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

Holders

As of March 31, 2025, there was one holder of record of our units, one holder of record of our Class A Shares, one holder of record of our Class B Shares, one holder of record of our Public Warrants and one holder of record of our Private Placement Warrants. We believe that the actual number of holders of our Class A Shares and Public Warrants is greater than the number of record holders and includes holders of our Class A Shares and Public Warrants whose shares of Class A Shares or Public Warrants are held in street name by brokers and other nominees.

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

In this Annual Report, we are restating our unaudited financial statements as of March 31, 2024, June 30, 2024 and September 30, 2024.

The restatement results from an error in the formula for the redemption value for Class A shares subject to possible redemption as of March 31, 2024, June 30, 2024 and September 30, 2024 due to the incorrect calculation of amounts allowed to be withdrawn from the Trust Account under the Trust Agreement. In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the Affected Periods. As a result of that reassessment, we determined that our disclosure controls and procedures were not effective as of December 31, 2024. For more information, see Item 9A of in this Annual Report.

We have not amended our previously filed Quarterly Reports on Form 10-Q for the Affected Periods. The financial information that has been previously filed or otherwise reported for the Affected Periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

As of December 31, 2024, we had not commenced any operations. All activity for the period from February 15, 2022 (inception) through December 31, 2024 relates to our formation and the Initial Public Offering as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income from the proceeds derived from the Initial Public Offering.

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

Upon the closing of the Initial Public Offering, the Private Placement and the Overfunding Loans, approximately $64.1 million ($10.15 per unit) of the net proceeds of the sale of the units, the Over-Allotment Units, and the Private Placement Warrants and the proceeds from the Overfunding Loans were initially placed in the Trust Account and were invested in United States government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination, (ii) the redemption of Public Shares properly submitted in connection with a shareholder vote to amend our Charter to modify the substance or timing of our of our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, and (iii) our return of the funds held in the Trust Account to our Public Shareholders as part of our redemption of the Public Shares if we do not complete an initial Business Combination during the Combination Period. At the Special Meeting on January 2, 2024, the Company’s shareholders approved an amendment to the Investment Management Trust Agreement, permitting the trustee to, in a timely manner, upon the written instruction of the Company, (i) hold funds uninvested, (ii) hold funds in an interest-bearing bank demand deposit account, or (iii) invest and reinvest the Property in solely United States government securities within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less, or in money market funds meeting the conditions of Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations. The trustee is not permitted to invest in other securities or assets. Investing in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities. Instead, the Trust Account is intended as a holding place for funds pending the use of such funds upon completion of a Business Combination or distribution upon redemption of our Public Shares. On September 25, 2024, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to transfer its Trust Account out of investment in securities into an interest-bearing bank deposit account in order to mitigate the risk of being deemed an unregistered investment company.

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

We initially had 15 months from the closing of the Initial Public Offering, or January 4, 2024, to consummate an initial Business Combination. On January 2, 2024, the Company held the Special Meeting. At the Special Meeting, the Company’s shareholders approved an amendment of the Company’s Charter to extend the date by which the Company has to consummate a Business Combination from January 4, 2024 to January 29, 2024, and with each Extension Period, until up to December 29, 2025, only if the Sponsor or its designee would deposit into the Trust Account as a loan, (i) on or before January 4, 2024, with respect to the initial extension, an amount of $41,667, and (ii) one business day following the public announcement by us disclosing that the board of directors has determined to implement an additional monthly extension, with respect to each such Additional Extension, an amount of $50,000. In connection with the shareholder approval of the Extension, an aggregate of 3,980,414 Public Shares were redeemed, and the Company paid approximately $42.0 million accordingly on January 4, 2024.

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

In connection with the approval of the Extension, our Sponsor, its affiliates, or its designees are required to deposit into the Trust Account, as a loan, (i) on or before January 4, 2024, with respect to the Initial Extension, an amount of $41,667, and (ii) one business day following the public announcement by us disclosing that the board of directors has determined to implement an additional monthly extension, with respect to each such Additional Extension, an amount of $50,000. In connection with the Contribution and advances our Sponsor may make in the future to us for working capital expenses, on January 2, 2024, we issued a convertible promissory note to Harry L. You, our Chairman and Chief Financial Officer and an affiliate of our Sponsor, with a principal amount up to $1.75 million. The Convertible Note bears no interest and is repayable on the earlier of: (i) the date on which we consummate an initial Business Combination and (ii) the liquidation date. If we do not consummate a Business Combination before the end of the Combination Period, the Convertible Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon the consummation of our initial Business Combination, up to $1,500,000 of the outstanding principal of the Convertible Note may be converted into warrants, at a price of $1.00 per warrant, at the option of the Payee.

Since January 2, 2024, our board of directors has elected to extend our liquidation date to April 29, 2025. Accordingly, we have drawn down from the Convertible Note and deposited $791,667 into the Trust Account in connection with such extensions.

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

Tax Withdrawals from Trust Account

In January 2024 and April 2024, we withdrew a total of approximately $1.9 million of funds from the Trust Account for purposes of payment of tax liabilities and tax estimates, and such funds were deposited into our operating account. Funds representing interest earned on the amounts held in the Trust Account are permitted to be withdrawn from the Trust Account for the payment of taxes under the Charter and the terms of the Trust Agreement. On April 17, 2024, we paid approximately $0.89 million for 2023 taxes, leaving approximately $0.97 million remaining to be used for upcoming tax estimates. We used approximately $0.69 million of the balance of the withdrawn funds for the payment of general operating expenses. Management determined that the use of funds was not in accordance with the Trust Agreement, and, in March 2025, our Sponsor contributed approximately $0.73 million to us representing the amount of such operating expenses plus approximately $0.04 million in respect of interest that would have been earned on the remaining amount of approximately $0.97 million for the period from the original withdrawals to the date of the contribution. We paid an aggregate of approximately $0.75 million for tax obligations on March 21, 2025. On March 25, 2025, we re-contributed to the Trust Account approximately $0.22 million of the remaining amounts not used for payment of taxes plus approximately $0.04 million in respect of interest that would have been earned had such funds remained in the Trust Account.

Liquidity and Capital Resources; Going Concern Consideration

As of December 31, 2024, we had approximately $309,000 in cash and working capital deficit of approximately $2.3 million. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.

Prior to the consummation of the Initial Public Offering, our liquidity needs were satisfied through the payment of $25,000 from our Sponsor to purchase Founder Shares and a loan under the Note in the amount of approximately $145,000. We fully repaid the Note balance on October 4, 2022. The Note was no longer available to us after closing of our Initial Public Offering. Subsequent to the closing of the Initial Public Offering and the Partial Over-Allotment, our liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account and advances from related parties (approximately $390,000 outstanding as of December 31, 2024).

In addition, in order to provide the Contribution and to finance transaction costs in connection with a Business Combination, the Company issued the Convertible Note to an affiliate of the Sponsor with a principal amount up to $1.75 million on January 2, 2024 as discussed above. As of December 31, 2024, we had an outstanding amount of $641,667 under the Convertible Note. Subsequent to December 31, 2024, we borrowed and an additional amount of $150,000, increasing the total amount outstanding under the Convertible Note to $791,667. All proceeds received under the Convertible Note were contributed into the Trust Account in connection with extensions to extend the Combination Period to April 29, 2025. In addition, subsequent to December 31, 2024, our Sponsor advanced an additional amount of approximately $725,000 to us, which we used to re-contribute to the Trust Account approximately $0.22 million of funds that had been withdrawn and were not used for payment of taxes plus approximately $0.04 million in respect of interest that would have been earned had such funds remained in the Trust Account, as described above.

In connection with our management’s assessment of going concern considerations in accordance with FASB ASC 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” our management has determined that the liquidity condition, mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern through the earlier of the liquidation date or the completion of the initial Business Combination. There is no assurance that our plans to consummate the initial Business Combination will be successful or successful within the Combination Period. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Various macroeconomic, geopolitical and regulatory uncertainties and challenges pose risks to economic conditions in the U.S. and globally, including, among others, any resurgence in inflation; changes to trade, immigration, energy and other policies resulting from the new U.S. administration; changes in interest rate policies; the Russia-Ukraine war; conflicts in the Middle East; and economic conditions and tensions involving China.

These and other risks could negatively impact economic growth rates and unemployment levels in the U.S. and other countries and result in volatility and disruptions in financial markets. Such risks could also adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

Results of Operations

Our entire activity from February 15, 2022 (inception) through December 31, 2024 is related to our formation and the preparation for our Initial Public Offering, and since the closing of our Initial Public Offering, the search for a prospective initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of investment income from the Trust Account. We will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our derivative liabilities at each reporting period.

For the year ended December 31, 2024, we had net loss of approximately $819,000, which consisted of approximately $1.1 million of general and administrative expenses (of which $120,000 was for administrative expenses paid to our Sponsor) and approximately $482,000 of tax expenses, and approximately $544,000 of loss from change in fair value of the derivative warrant liabilities, partially offset by approximately $1.3 million of interest income from operating account and investments held in the Trust Account.

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

Contractual Obligations

Administrative Services Agreement

On October 4, 2022, we entered into an agreement pursuant to which we agreed to pay our Sponsor $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or our liquidation, we will cease paying these monthly fees. We recorded $120,000 in connection with such fees during each of years ended December 31, 2024 and 2023 in the accompanying statements of operations. We recorded an outstanding balance of $190,000 and $70,000 as of December 31, 2024 and 2023, respectively in connection with such fees in accrued expenses in the accompanying balance sheets.

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

Convertible Promissory Note

In connection with the Contribution and advances our Sponsor may make in the future to our Company for working capital expenses, on January 2, 2024, we issued a Convertible Note to an affiliate of our Sponsor with a principal amount up to $1.75 million. The Convertible Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of our initial Business Combination, or (b) the date of our liquidation. If we do not consummate an initial Business Combination by the end of the Combination Period, the Convertible Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon the consummation of our initial Business Combination, up to $1,500,000 of the outstanding principal of the Convertible Note may be converted into warrants, at a price of $1.00 per warrant, at the option of the Sponsor. Such warrants will have terms identical to the Private Placement Warrants.

As of December 31, 2024, we had an outstanding amount of $641,667 under the Convertible Note. Subsequent to December 31, 2024, we borrowed an additional amount of $150,000, increasing the total amount outstanding under the Convertible Note to $791,667. All proceeds received under the Convertible Note were contributed into the Trust Account in connection with extensions to extend the Combination Period to April 29, 2025.

The option to convert the Convertible Note into warrants qualifies as an embedded derivative under ASC 815 and is required to be recognized at fair value with subsequent changes in fair value recognized in our statements of operations each reporting period until the Convertible Note is repaid or converted. As of the funding date and December 31, 2024, the fair value of the embedded conversion option was de minimis.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(b)(1) of Regulation S-K and did not have any commitments or contractual obligations.

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

As of December 31, 2024, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(3) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2024 due to the material weakness in our internal control over financial reporting described below in “Management’s Report on Internal Control over Financial Reporting”. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Control Over Financial Reporting

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, using the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2024. due to the material weakness described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
In January 2024 and April 2024, we withdrew a total of approximately $1.9 million of funds from the Trust Account for purposes of payment of tax liabilities and tax estimates, and such funds were deposited into our operating account. Funds representing interest earned on the amounts held in the Trust Account are permitted to be withdrawn from the Trust Account for the payment of taxes under the Charter and the terms of the Trust Agreement. On April 17, 2024, we paid approximately $0.89 million for 2023 taxes, leaving approximately $0.97 million remaining to be used for upcoming tax estimates. We used approximately $0.69 million of the balance of the withdrawn funds for the payment of general operating expenses. Management determined that the use of funds was not in accordance with the Trust Agreement, and, in March 2025, our Sponsor advanced approximately $0.73 million to us representing the amount of such operating expenses plus approximately $0.04 million in respect of interest that would have been earned on the remaining amount of approximately $0.97 million for the period from the original withdrawals to the date of the advance. We paid an aggregate of approximately $0.75 million for tax obligations on March 21, 2025. On March 25, 2025, we re-contributed to the Trust Account approximately $0.22 million of the remaining amounts not used for payment of taxes plus approximately $0.04 million in respect of interest that would have been earned had such funds remained in the Trust Account.
We identified an error in the formula for the redemption value of Class A shares subject to possible redemption as of March 31, 2024, June 30, 2024 and September 30, 2024 due to the incorrect calculation of amounts allowed to be withdrawn from the Trust Account under the Trust Agreement. As a result of such error, our management has determined that a material weakness existed in our internal control over financial reporting. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2024. This material weakness resulted in a material misstatement of our Class A common stock subject to possible redemption and the accumulated deficit and related financial disclosures in each of the Affected Periods.
In connection with the preparation of the Company’s financial statements as of and for the year ended December 31, 2024, the Audit Committee, in consultation with management, determined that the Company should restate its previously issued unaudited condensed financial statements contained in its Quarterly Reports on Form 10-Q for each of the Affected Periods. Please see Note 2 to the Financial Statements included elsewhere in this Annual Report for such restatements.
The Company intends to take steps to remediate this material weakness, including plans to increase scrutiny over Trust Account balances, to enhance documentation of processes, and to increase communication among the Company’s management and board of directors. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. See “Risk Factors—We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner” and “—We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.”
This
Form 10-K does
not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.
Changes in Internal Control over Financial Reporting
During the most recently completed fiscal quarter (the fourth fiscal quarter of 2024), there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K had not yet been identified. Management intends to take steps to remediate this material weakness, including plans to increase scrutiny over Trust Account balance and enhance processes to documents and increase communication among the Company’s management and board of directors.
ITEM 9B. OTHER INFORMATION.
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE O
FF
ICERS AND CORPORATE GOVERNANCE.
Directors and Executive Officers
Our officers and directors are as follows:

Name	Age*	Position
Harry L. You	65	Chief Executive Officer, Chief Financial Officer, Chairman and Director
Darla Anderson	65	Director
Francesca Luthi	49	Director
Constance Weaver	72	Director

Harry L. You, has been our Chairman and a Director since March 3, 2022, as well as Chief Financial Officer since February 15, 2022, and Chief Executive Officer since February 26, 2025. From March 3, 2022 until his resignation on March 15, 2023, Mr. You also served as our
Co-Chief
Executive Officer. Previously, Mr. You was the Chairman of the Board of Coliseum from June 2023 to December 2024 and interim Chief Executive Officer and interim Chief Financial Officer of Coliseum from June 2023 to July 2023. He has served as the Chairman of the Board of Rain Enhancement Technologies Holdco Inc. since the company combined with Coliseum on December 31, 2024. He has also been a member of the Audit Committee of Broadcom Inc. since January 2019 as well as Chairman of the Compensation Committee and a member of the Executive Committee of the Board of Directors of Broadcom. Previously, he was Chief Financial Officer from September 2016 to August 2019 and President in May 2019 and from September 2016 to February 2019 of GTY, a software as a service company that offers cloud-based solutions for the public sector. He was Executive Vice President in the Office of the Chairman of EMC Corporation (“EMC”) from 2008 to 2016. When Mr. You joined EMC in 2008, he oversaw corporate strategy and new business development, including mergers and acquisitions, joint ventures and venture capital activity. He was Chief Executive Officer from 2005 to 2007 and Interim Chief Financial Officer from 2005 to 2006 of BearingPoint Inc. He was Executive Vice President and Chief Financial Officer of Oracle Corporation from 2004 to 2005. Prior to joining Oracle, he held several key positions in finance, including as Chief Financial Officer of Accenture Ltd. and managing director in the Investment Banking Division of Morgan Stanley. He has also served as a trustee of the U.S. Olympic Committee Foundation from 2016 to 2022. Mr. You served as a director and Chairman of the Audit Committee of IonQ, Inc. from October 2021 to February 2025. Mr. You served as Vice Chairman of the board of GTY from February 2019 to July 2022 and as director of Coupang, Inc. from January 2021 to June 2023, Genius Sports Limited from April 2021 to December 2022, Rush Street Interactive, Inc. from September 2019 to June 2022, dMY Technology Group, Inc. II (a special purpose acquisition company) from June 2020 to April 2021, dMY Technology Group, Inc. IV (a special purpose acquisition company) from December 2020 to April 2023, and Korn/Ferry International from 2005 to 2016. Mr. You holds an M.A. in Economics from Yale University and a B.A. in Economics from Harvard College. The board of directors has determined that Mr. You is well-qualified to serve on our board of directors due to his extensive and varied deal experience throughout his career, including his experience structuring Dell Technologies Inc.’s $67 billion acquisition of EMC as EMC’s Executive Vice President, his network of contacts in the technology sector, and his prior special purpose acquisition company experience with GTY and six other special purpose acquisition companies (dMY I, dMY II, dMY III, dMY IV, dMY VI, and Coliseum).
Darla K. Anderson has served on our board of directors since the completion of the Initial Public Offering. Ms. Anderson is an Academy Award and Golden Globe winning feature film producer. From 1993 to March 2018, Ms. Anderson was a producer at Pixar Animation Studios, where she produced films such as “Coco,” “Toy Story 3,” “Cars,” “A Bug’s Life,” “Monsters, Inc.” Following her tenure at Pixar, Ms. Anderson served as a producer at Netflix until May 2024. Ms. Anderson was elected to the Producers Council Board of the Producers Guild of America in July 2008. Prior to joining Pixar, Ms. Anderson worked with Angel Studios as the executive producer of their commercial division. Ms. Anderson served as a member of the board of directors of Glu (Nasdaq: GLUU) from March 2019 to April 2021 and was a director of dMY VI from September 2021 to April 2023. Ms. Anderson holds a Bachelor of Arts degree in Environmental Science from San Diego State University. Ms. Anderson’s qualifications to serve on our board of directors include her substantial leadership experience in the entertainment industry.

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
Number and Terms of Office of Officers and Directors
Our board of directors consists of five members and is divided into three classes with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. In accordance with the NYSE American corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on the NYSE American. We have not and may not hold an annual meeting of shareholders to elect new directors prior to the consummation of our initial Business Combination. The Company’s first annual meeting of shareholders would be held at a future date to be determined by the post-Business Combination company. The term of office of the first class of directors, consisting of Ms. Anderson and Ms. Luthi, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Ms. Weaver, will expire at the second annual meeting of shareholders. The term of office of the third class of directors, consisting of Mr. You , will expire at the third annual meeting of shareholders.
Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our Charter.
Committees of the Board of Directors
Our board of directors have three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. The rules of the NYSE American and
Rule 10A-3 of
the Exchange Act require that the audit committee consist of two members, all of whom must be independent directors, and compensation committee be comprised of at least two members, all of whom must be independent directors.
Audit Committee
We have established an audit committee of the board of directors. Ms. Luthi and Ms. Weaver serve as members of our audit committee, and Ms. Luthi chairs the audit committee. All members of our audit committee are independent of and unaffiliated with our Sponsor and our underwriter.
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

Compensation Committee
We have established a compensation committee of the board of directors. Ms. Anderson, Ms. Luthi and Ms. Weaver, serve as members of our compensation committee. Ms. Weaver chairs the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

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
Nominating and Corporate Governance Committee
We have established a nominating and corporate governance committee of the board of directors. The members of our nominating and corporate governance are Ms. Weaver and Ms. Luthi. Ms. Weaver serves as chair of the nominating and corporate governance committee.
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
We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial Business Combination, holders of our Public Shares will not have the r ight
to recommend director candidates for nomination to our board of directors.

Compensation Committee Interlocks and Insider Participation
None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees. We have filed a copy of our form of the Code of Business Conduct and Ethics and our audit committee and compensation committee charters as exhibits to the registration statement that was filed in connection with our Initial Public Offering. This document may be reviewed by accessing our public filings at the SEC’s web site at
 www.sec.gov
. In addition, a copy of the Code of Business Conduct and Ethics and the charters of the committees will be provided without charge upon request from us.
Insider Trading Policy
We have adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of the Company’s securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations (the “Insider Trading Policy”). It is also the policy of the Company to comply with all applicable securities laws when transacting in its own securities. A copy of our Insider Trading Policy is attached as an exhibit to this Form 10-K.
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
Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such entity. Our Charter provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial Business Combination.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Harry L. You	Broadcom Inc.	Semiconductor manufacturing company	Director Member of the Executive Committee and Chairman of the Compensation Committee
	Rain Enhancement Technologies Holdco, Inc.	Environmental technology	Chairman of the Board of Directors
Darla Anderson	N/A	N/A	N/A
Francesca Luthi	Assurant	Insurance company	Executive Vice President and Chief Operating Officer
Constance Weaver	Equitable Holdings, Inc.	Financial services and insurance company	Chief Marketing Officer
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
We cannot ensure that any of the above mentioned conflicts will be resolved in our favor.
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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.
The following table sets forth information regarding the beneficial ownership of our common stock as of April 2, 2025 by:

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
The beneficial ownership of our common stock is based on 3,918,336 shares of common stock issued and outstanding as of April 2, 2025, consisting of 2,338,586 Class A Shares and 1,579,750 Class B Shares.

NAME AND ADDRESS OF BENEFICIAL OWNER (1)	NUMBER OF SHARES OF CLASS A COMMON STOCK BENEFICIALLY OWNED	APPROXIMATE PERCENTAGE OF OUTSTANDING CLASS A COMMON STOCK	NUMBER OF SHARES OF CLASS B COMMON STOCK BENEFICIALLY OWNED (2)	APPROXIMATE PERCENTAGE OF OUTSTANDING CLASS B COMMON STOCK	APPROXIMATE PERCENTAGE OF OUTSTANDING COMMON STOCK
Directors and Executive Officers
Harry L. You (3)	—	—	1,579,750	100.00%	40.32%
Darla Anderson	—	—	—	—	—
Francesca Luthi	—	—	—	—	—
Constance Weaver	—	—	—	—	—
All executive officers and directors as a group (five individuals)	—	—	1,579,750	100.00%	40.32%

Five Percent Holders
dMY Squared Sponsor, LLC (the Sponsor)(3)	—	—	1,579,750	100.00%	40.32%
Periscope Capital Inc.(4)	172,900	7.39%	—	—	4.41%
Centiva Capital, LP(5)	199,344	8.52%	—	—	5.09%
Sandia Investment Management L.P.(6)	312,813	13.38%	—	—	7.98%
Meteora Capital, LLC(7)	447,048	19.12%	—	—	11.41%
Walleye Capital LLC(8)	285,433	12.21%	—	—	7.28%
Alberta Investment Management Corporation(9)	125,000	5.35%	—	—	3.19%
Merus Global Investments, LLC(10)	200,000	8.55%	—	—	5.10%

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

(4)

According to a Schedule 13G/A filed with the SEC on February 13, 2025 on behalf of Periscope Capital Inc. (“Periscope”), which is the beneficial owner of 77,200 shares of common stock, acts as investment manager of, and exercises investment discretion with respect to, certain private investment funds that collectively directly own 95,700 shares of common stock. The address of the business office of Periscope is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2.

(5)

According to a Schedule 13G/A filed with the SEC on February 14, 2024 on behalf of Centiva Capital, LP and Centiva Capital GP, LLC, the address of the business office of such reporting persons is 55 Hudson Yards, Suite 22A, New York, New York 10001.

(6)

According to a Schedule 13G/A filed with the SEC on February 14, 2025 on behalf of Sandia Investment Management L.P. and Timothy J. Sichler, the address of the business office of such reporting persons is 1180 North Town Center Drive, Suite 100, Las Vegas, Nevada 89144. The securities reported herein are beneficially owned by Sandia Investment Management L.P. (“Sandia”) in its capacity as investment manager to a private investment vehicle and separately managed accounts. Mr. Sichler serves as Managing Member of the general partner of Sandia, and in such capacity may be deemed to indirectly beneficially own the securities reported herein.

(7)

According to a Schedule 13G/A filed with the SEC on March 7, 2025 on behalf of Meteora Capital, LLC and Vik Mittal with respect to common stock held by certain funds and managed accounts to which Meteora Capital serves as investment manager (the “Meteora Funds”). Mr. Mittal serves as the managing member of Meteora Capital with respect to the shares held by the Meteora Funds. The principal business office address of Meteora Capital and Mr. Mittal is 1200 N Federal Hwy, #200, Boca Raton, FL 33432.

(8)

According to a Schedule 13G filed with the SEC on September 30, 2024 on behalf of Walleye Capital LLC, the address of the business office of such reporting person is 315 Park Ave. South, New York, NY 10010.

(9)

According to a Schedule 13G filed with the SEC on September 30, 2024 on behalf of Alberta Investment Management Corporation, the address of the business office of such reporting person is 1600 - 10250 101 Street NW, Edmonton, Alberta T5J 3P4, Canada.

(10)

According to a Schedule 13G filed with the SEC on March 5, 2025 on behalf of Merus Global Investments, LLC, the address of the business office of such reporting person is 3 Park Avenue, Suite 2900, New York, NY 10016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Founder Shares

On March 16, 2022, our Sponsor purchased an aggregate 2,875,000 Founder Shares for a total price of $25,000, or approximately $0.009 per share. On September 8, 2022, our Sponsor surrendered to us 718,750 Founder Shares for no consideration, resulting in our Sponsor owning 2,156,250 Founder Shares and increasing the approximate price paid per Founder Share to $0.012. On September 29, 2022, our Sponsor surrendered to us an additional 431,250 Founder Shares for no consideration, resulting in our Sponsor owning 1,725,000 Founder Shares and increasing the approximate price paid per Founder Share to $0.015. Our Sponsor forfeited an additional 145,250 Founder Shares on October 11, 2022 following the underwriter’s partial exercise and partial waiver of its over-allotment option, resulting in our Sponsor holding 1,579,750 Founder Shares. Prior to the initial investment in the Company of $25,000 by our Sponsor, the Company had no assets, tangible or intangible. Our Sponsor intends to transfer certain Founder Shares to our independent directors upon the completion of our initial Business Combination.

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

Administrative Services Agreement

We currently utilize office space at 1180 North Town Center Drive, Suite 100, Las Vegas, Nevada 89144 from our Sponsor. Subsequent to the closing of our Initial Public Offering, we agreed to pay Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our management team. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees. We recorded $120,000 in expenses during the year ended December 31, 2024 and had an outstanding balance of $190,000 as of December 31, 2024.

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

Contributions

In connection with the Contribution and advances the Sponsor may make in the future to the Company for working capital expenses, on January 2, 2024, the Company issued a convertible promissory note to Harry L. You, Chairman and Chief Financial Officer of the Company and an affiliate of the Sponsor, with a principal amount up to $1.75 million. The Convertible Note bears no interest and is repayable on the earlier of: (i) the date on which the Company consummates an initial Business Combination and (ii) the liquidation date. If the Company does not consummate a Business Combination before the end of the Combination Period, the Convertible Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon the consummation of the Company’s initial Business Combination, up to $1,500,000 of the outstanding principal of the Convertible Note may be converted into warrants, at a price of $1.00 per warrant, at the option of the Payee.

Since January 2, 2024, our board of directors has elected to extend our liquidation date to April 29, 2025. Accordingly, we have drawn down from the Convertible Note and deposited $791,667 into the Trust Account in connection with such extension.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of WithumSmith+Brown, PC (“Withum”) served as the Company’s independent registered public accounting firm for the years ended December 31, 2024 and 2023. The following is a summary of fees paid to Withum for services rendered:

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our period-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Withum for audit services, inclusive of required filings with the SEC for the years ended December 31, 2024 and 2023, totaled $112,840 and $85,000 respectively.

Audit-Related Fees. Audit-related fees consist of fees for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Withum any audit-related fees during the years ended December 31, 2024 and 2023.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. The aggregate fees for tax-related services for the year ended December 31, 2024 and 2023 is $0 and $9,100 respectively.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay Withum any other fees during the years ended December 31, 2024 and 2023.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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
Opinion on the Financial Statements
We have audited the accompanying balance sheets of dMY Squared Technology Group, Inc. (the “Company”) as of December 31, 2024 and 2023, the related statements of operations, changes in shareholders’ deficit and cash flows for the years ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years ended December 31, 2024 and 2023 in conformity with accounting principles generally accepted in the United States of America.
Emphasis of a Matter - Corporate and Income Tax Withdrawals from Trust Account
As discussed in Note 1 to the financial statements, the Company withdrew $1.9 million of interest income earned in the Trust Account for payment of the Company’s corporate and income tax liabilities as permitted by the terms of the Trust Agreement governing the Trust Account. Through December 31, 2024, the Company did not use such funds to pay its tax obligations and instead deposited the funds in the Company’s unrestricted general account, and they were used for the payment of general operating expenses. The use of funds was not in accordance with the Trust Agreement.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a business combination by April 29, 2025, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and liquidity condition and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Emphasis of a Matter - Restatement of Unaudited Interim Condensed Financial Statements
As discussed in Note 2 to the financial statements, the unaudited interim condensed financial statements as of and for the three months ended March 31, 2024, as of and for the three and six months ended June 30, 2024, and as of and for the three and nine months ended September 30, 2024 have been restated to correct certain misstatements.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2022.

New York, New York
April 2 , 2025

PCAOB ID Number 100

DMY SQUARED TECHNOLOGY GROUP, INC.
BALANCE SHEETS

	December 31,
	2024	2023
Assets:
Current assets:
Cash	$309,399	$9
Prepaid expenses	133,023	155,625

Total current assets	442,422	155,634
Investments held in Trust Account	25,587,986	67,545,266

Total Assets	$26,030,408	$67,700,900

Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$486,018	$505,955
Accrued expenses	777,616	577,446
Convertible note - related parties	641,667	—
Advances from related parties	389,871	185,121
Corporate tax payable	180,115	374,267
Income tax payable	303,913	511,031

Total current liabilities	2,779,200	2,153,820
Overfunding loans	947,850	947,850
Derivative warrant liabilities	1,450,600	906,630
Deferred underwriting commissions	2,211,650	2,211,650

Total Liabilities	7,389,300	6,219,950

Commitments and Contingencies
Class A common stock, $0.0001 par value; 35,000,000 shares authorized; 2,338,586 and 6,319,000 shares subject to possible redemption at approximately $10.90 and $10.53 per share as of December 31, 2024 and 2023, respectively	25,487,987	66,559,968
Shareholders’ Deficit:
Preferred stock, $ 0.0001 par value; 1,000,000 shares authorized; no ne issued or outstanding as of December 31, 2024 and 2023	—	—
Class A common stock, $0.0001 par value; 35,000,000 shares authorized; no non-redeemable shares issued or outstanding as of December 31, 2024 and 2023	—	—
Class B common stock, $0.0001 par value; 5,000,000 shares authorized; 1,579,750 shares issued and outstanding as of December 31, 2024 and 2023	158	158
Additional paid-in capital	—	—
Accumulated deficit	(6,847,037)	(5,079,176)

Total shareholders’ deficit	(6,846,879)	(5,079,018)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Shareholders’ Deficit	$26,030,408	$67,700,900

The accompanying notes are an integral part of these financial statements.

DMY SQUARED TECHNOLOGY GROUP, INC.
STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2024	2023
General and administrative expenses	$1,088,400	$1,472,490
Corporate tax expenses	47,164	413,612

Loss from operations	(1,135,564)	(1,886,102)

Other income (expenses):
Interest income on operating account	441	46
Investment income from investments held in Trust Account	1,294,140	3,145,323
Change in fair value of derivative warrant liabilities	(543,970)	1,571,480

Total other income	750,611	4,716,849

Net income before provision for income taxes	(384,953)	2,830,747
Provision for income taxes	434,457	533,816

Net income (loss)	$(819,410)	$2,296,931

Weighted average shares outstanding of Class A common stock, basic and diluted	2,371,212	6,319,000

Basic and diluted net income (loss) per share, Class A common stock	$(0.21)	$0.29

Weighted average shares outstanding of Class B common stock, basic and diluted	1,579,750	1,579,750

Basic and diluted net income (loss) per share, Class B common stock	$(0.21)	$0.29

The accompanying notes are an integral part of these financial statements.

DMY SQUARED TECHNOLOGY GROUP, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the year ended December 31, 2024
	Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance - December 31, 2023	1,579,750	$158	$—	$(5,079,176)	$(5,079,018)
Increase in redemption value of Class A common stock subject to redemption due to extension	—	—	—	(641,667)	(641,667)
Remeasurement for Class A common stock subject to redemption	—	—	—	(306,784)	(306,784)
Net loss	—	—	—	(819,410)	(819,410)

Balance - December 31, 2024	1,579,750	$158	$—	$(6,847,037)	$(6,846,879)

	For the year ended December 31, 2023
	Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance - December 31, 2022	1,579,750	$158	$—	$(5,178,213)	$(5,178,055)
Remeasurement for Class A common stock to redemption amount	—	—	—	(2,197,894)	(2,197,894)
Net income	—	—	—	2,296,931	2,296,931

Balance - December 31, 2023	1,579,750	$158	$—	$(5,079,176)	$(5,079,018)

The accompanying notes are an integral part of these financial statements.

DMY SQUARED TECHNOLOGY GROUP, INC.
STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(819,410)	$2,296,931
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Investment income from investments held in Trust Account	(1,294,140)	(3,145,323)
Change in fair value of derivative warrant liabilities	543,970	(1,571,480)
General and administrative expenses paid by related party under promissory note	366,192	—
Changes in operating assets and liabilities:
Prepaid expenses	22,602	409,847
Accounts payable	(13,937)	369,438
Accrued expenses	200,170	303,827
Advances from related parties	—	92,989
Corporate tax payable	(194,152)	218,612
Income tax payable	(207,118)	424,817

Net cash used in operating activities	(1,395,823)	(600,342)

Cash Flows from Investing Activities:
Cash deposited in Trust Account for extension	(641,667)	—
Withdrawal from Trust Account to pay for taxes	1,872,655	304,000
Withdrawal from Trust Account to pay for redemption	42,020,432	—

Net cash provided by investing activities	43,251,420	304,000

Cash Flows from Financing Activities:
Advances from related parties	—	57,812
Repayment of advances to related party	(167,442)	—
Proceeds received from related parties under convertible note	641,667	—
Redemption of Class A common stock	(42,020,432)	—

Net cash (used in) provided by financing activities	(41,546,207)	57,812

Net change in cash	309,390	(238,530)
Cash - Beginning of the year	9	238,539

Cash - End of the year	$309,399	$9

Supplemental disclosure of noncash activities:
Accounts payable paid by related party	$6,000	$34,320
Increase in redemption value of Class A common stock subject to redemption due to extension	$641,667	$—
Remeasurement for Class A common stock subject to redemption	$306,784	$—
Supplemental cash flow information:
Cash paid for federal income taxes	$508,883	$304,000
The accompanying notes are an integral part of these financial statements

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024
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
As of December 31, 2024, the Company had not commenced any operations. All activity for the period from February 15, 2022 (inception) through December 31, 2024 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.
The Company’s sponsor is dMY Squared Sponsor, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on September 29, 2022. On October 4, 2022, the Company consummated its Initial Public Offering of 6,000,000 units (the “units” and, with respect to the Class A common stock included in the units offered, the “Class A Shares” or the “Public Shares”), at $10.00 per unit, generating gross proceeds of $60.0 million, and incurring offering costs of approximately $3.7 million, of which $2.1 million and approximately $26,000 were for deferred underwriting commissions (see Note 6) and offering costs allocated to derivative warrant liabilities, respectively. On October 7, 2022, the underwriter exercised its over-allotment option in part, and on October 11, 2022, the underwriter purchased
319,000 additional units (the “Over-Allotment Units”), generating gross proceeds of approximately $3.2 million (the “Partial Over-Allotment”). The underwriter waived the remainder of its over-allotment option. The Company incurred additional offering costs of approximately $156,000 in connection with the Partial Over-Allotment (of which approximately $112,000 was for deferred underwriting fees).
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 2,840,000 warrants (the “Initial Private Placement Warrants”), at a price of $1.00 per Initial Private Placement Warrant to the Sponsor, generating proceeds of approximately $2.8 million (see Note
5
). On October 11, 2022, simultaneously with the issuance and sale of the Over-Allotment Units, the Company consummated the sale of an additional 44,660 private placement warrants at $1.00 per private placement warrant (the “Additional Private Placement Warrants”, and together with the Initial Private Placement Warrants, the “Private Placement Warrants”), generating additional gross proceeds of approximately $45,000.
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
Upon the closing of the Initial Public Offering, the Partial Over-Allotment, the Private Placement and the Overfunding Loans, approximately $64.1 million ($10.15 per unit) of the net proceeds of the sale of the units and the Private Placement Warrants and the proceeds from the Overfunding Loans were initially placed in a trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company acting

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

as trustee. According to the terms of the Investment Management Trust Agreement, dated October 4, 2022, between the Company and Continental Stock Transfer & Trust Company (the “Trust Agreement”), the proceed was invested in United States government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of
185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the
Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination, (ii) the redemption of Public Shares properly submitted in connection with a shareholder vote to amend the Amended and Restated Articles of Organization (the “Charter”) to modify the substance or timing of the Company’s obligation to redeem 100
% of its Public Shares if the Company does not complete the initial Business Combination within the Combination Period (as defined below) or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination
activity, and (iii) return of the funds held in the Trust Account to holders of Public Shares (the “Public Shareholders”) as part of the redemption of the Public Shares if the Company does not complete an initial Business Combination during the Combination Period. On September 25, 2024, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to transfer its Trust Account out of investment in securities into an interest-bearing bank deposit account in order to mitigate the risk of being deemed an unregistered investment company.
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
The per-share amount to
be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note
6
).
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

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

In January 2024, the shareholders approved the proposal to amend the Charter and eliminate such Redemption Limitation (as defined below). If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Charter, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
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
The Company’s board determined that, in order for the Company to have additional time to complete a Business Combination in a more cost effective manner, it would be in the best interests of the Company and its shareholders to extend the Prior Outside Date to allow for a period of additional time to consummate the Business Combination. On January 2, 2024, the Company held a special meeting of its shareholders (the “Special Meeting”). At the Special Meeting, the Company’s shareholders approved an amendment of the Charter to extend (the “Extension”) the date by which the Company has to consummate a Business Combination from January 4, 2024 to January 29, 2024 (the “Extended Date”) and each subsequent Extension Period being one calendar month each time, until up to December 29, 2025 (each, an “Additional Extended Date”, each monthly extension, an “Extension Period”, and such period in its entirety, from the Initial Public Offering until the final Additional Extended Date, the “Combination Period”), only if the Sponsor or its designee would deposit (the “Contribution”) into the Trust Account as a loan, (i) on or before January 4, 2024, with respect to the initial extension to the Extended Date, an

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

amount of $41,667, and (ii) one business day following the public announcement by the Company disclosing that the board of directors has determined to implement an additional monthly extension, with respect to each such Extension Period, an amount of $50,000. In connection with the shareholder approval of the Extension, an aggregate of 3,980,414 Public Shares were redeemed, and the Company paid approximately $42.0 million accordingly on January 4, 2024.
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
In connection with the Contribution and advances the Sponsor or its affiliates may make in the future to the Company for working capital expenses, on January 2, 2024, the Company issued a convertible promissory note to Harry L. You, Chairman and Chief Financial Officer and an affiliate of the Sponsor (the “Payee”), with a principal amount up to $1.75 million (the “Convertible Note”). The Convertible Note bears no interest and is repayable on the earlier of (i) the date on which the Company consummates an initial Business Combination and (ii) the liquidation date. If the Company does not consummate a Business Combination before the end of the Combination Period, the Convertible Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon the consummation of the initial Business Combination, up to $1,500,000 of the outstanding principal of the Convertible Note may be converted into warrants, at a price of $1.00 per warrant, at the option of the Payee. Since January 2, 2024, the board of directors has elected to extend the liquidation date to April 29, 2025. Accordingly, the Company has drawn down from the Convertible Note and deposited $791,667 into the Trust Account in connection with such extensions.
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

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

If the initial shareholders acquire Public Shares, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriter agreed to waive its rights to the deferred underwriting commission (see Note

6
) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.15. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.15 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.15 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Tax Withdrawals from Trust Account
In January 2024 and April 2024, the Company withdrew a total of approximately
$1.9
million of funds from the Trust Account for purposes of payment of tax liabilities and tax estimates, and such funds were deposited into the Company’s operating account. Funds representing interest earned on the amounts held in the Trust Account are permitted to be withdrawn from the Trust Account for the payment of taxes under the Company’s Charter and the terms of the Trust Agreement. On April 17, 2024, the Company paid approximately
$0.89
million for 2023 taxes, leaving approximately
$0.97
million remaining to be used for upcoming tax estimates. The Company used approximately
$0.69
million of the balance of the withdrawn funds for the payment of general operating expenses. Management determined that the use of funds was not in accordance with the Trust Agreement, and, in March 2025, dMY Squared Sponsor, LLC
advance
d
approximately
$
0.73
million to the Company representing the amount of such operating expenses plus approximately
$
0.04

million in respect of interest that would have been earned on the remaining amount of approximately
$
0.97

million for the period from the original withdrawals to the date of the advance
. The Company paid an aggregate of approximately
$
0.75
million for tax obligations on March 21, 2025. On March 25, 2025, the Company re-contributed to the Trust Account approximately
$0.22
million of the remaining amounts not used for payment of taxes plus approximately $0.04 million in respect of interest that would have been earned had such funds remained in the Trust Account.
Going Concern Consideration
As of December 31, 2024, the Company had approximately $309,000 in cash and working capital deficit of approximately $2.3 million. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.
Prior to the consummation of the Initial Public Offering, the Company’s liquidity needs were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note
5
) and a loan under the Note (as defined in Note
5
) in the amount of approximately $145,000. The Company fully repaid the Note balance on October 4, 2022. The Note was no longer available to the Company after closing of its Initial Public Offering. Subsequent to the closing of the Initial Public Offering and the Partial Over-Allotment, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account and advances from related parties (approximately $390,000 outstanding as of December 31, 2024).
In addition, in order to provide the Contribution and to finance transaction costs in connection with a Business Combination, the Company issued the Convertible Note to the Payee with a principal amount up to $1.75 million on January 2, 2024 as discussed above. As of December 31, 2024, the Company had an outstanding amount of $641,667 under the Convertible Note. Subsequent to December 31, 2024, the Company borrowed and an additional amount of $150,000, increasing the total amount outstanding under the Convertible Note to $791,667. All proceeds received under the Convertible Note were contributed into the Trust Account in connection with extensions to extend the Combination Period t
o
April 29, 2025.

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

In connection with the management’s assessment of going concern considerations in accordance with FASB Accounting Standards Codification
(“ASC”) 205-40, “Presentation
of Financial Statements— Going Concern,” the Company’s management has determined that the liquidity condition, mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about its ability to continue as a going concern through the earlier of the liquidation date or the completion of the initial Business Combination. There is no assurance that the Company’s plans to consummate the initial Business Combination will be successful or successful within the Combination Period. The financial statements included in this Report do not include any adjustments that might result from the outcome of this uncertainty.
Risks and Uncertainties
Various macroeconomic, geopolitical and regulatory uncertainties and challenges pose risks to economic conditions in the U.S. and globally, including, among others, any resurgence in inflation; changes to trade, immigration, energy and other policies resulting from the new U.S. administration; changes in interest rate policies; the Russia-Ukraine war; conflicts in the Middle East; and economic conditions and tensions involving China.
These and other risks could negatively impact economic growth rates and unemployment levels in the U.S. and other countries and result in volatility and disruptions in financial markets. Such risks could also adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.
Note 2—Restatement of Previously Issued Unaudited Condensed Financial Statements
The Company identified an error in the formula for the redemption value for Class A shares subject to possible redemption as of March 31, 2024, June 30, 2024 and September 30, 2024 due to the incorrect calculation of amounts allowed to be withdrawn from the Trust Account under the Trust Agreement as discussed in Note 1. Therefore, the audit committee of the board of directors, in consultation with management, concluded that the Company’s previously issued unaudited condensed financial statements for the quarter ended March 31, 2024, June 30, 2024 and September 30, 2024 (the “Affected Periods”) should not be relied upon and should be restated to reflect the correct redemption value for the Class A shares subject to possible redemption. On March 25, 2025, the Company re-contributed
to the Trust Account approximately $0.22 million of the amounts not used for payment of taxes plus approximately $0.04 million in respect of interest that would have been earned had such funds remained in the Trust Account.
Impact of the Restatement
The impact of the restatement on the unaudited condensed financial statements for the Affected Periods is presented below.
The following tables contain unaudited condensed quarterly financial information for the quarterly periods ended March 31, 2024, June 30, 2024 and September 30, 2024 that have been updated to reflect the restatements of the Company’s financial statements as described above. The restatements had no impact on the statement of operations or cash flows. The Company has not amended its previously filed Quarterly Reports on
Form 10-Q
for the Affected Periods. The financial information that had been previously filed or otherwise reported for the Affected Periods is superseded by the information in this Annual Report, and the financial statements and related financial information for the Affected Periods contained in such previously filed reports should no longer be relied upon.
Balance Sheets (Unaudited)

As of March 31, 2024
	As Previously Reported	Restatement Adjustment	As Restated
Total Assets	$25,939,067	—	$25,939,067
Total Liabilities	6,647,003	—	6,647,003
Class A common stock subject to possible redemption	24,086,704	853,537	24,940,241
Shareholders’ Deficit:
Class B common stock	158	—	158
Accumulated deficit	(4,794,798)	(853,537)	(5,648,335)

Total shareholders’ deficit	(4,794,640)	(853,537)	(5,648,177)

Total Liabilities, Class A common Stock Subject to Possible Redemption and Shareholders’ Deficit	$25,939,067	—	$25,939,067

As of June 30, 2024
	As Previously Reported	Restatement Adjustment	As Restated
Total Assets	$25,164,097	—	$25,164,097
Total Liabilities	6,193,094	—	6,193,094
Class A common stock subject to possible redemption	24,009,457	554,310	24,563,767
Shareholders’ Deficit:
Class B common stock	158	—	158
Accumulated deficit	(5,038,612)	(554,310)	(5,592,922)
Total shareholders’ deficit	(5,038,454)	(554,310)	(5,592,764)

Total Liabilities, Class A common Stock Subject to Possible Redemption and Shareholders’ Deficit	$25,164,097	—	$25,164,097

As of September 30, 2024
	As Previously Reported	Restatement Adjustment	As Restated
Total Assets	$25,554,494	—	$25,554,494
Total Liabilities	6,438,011	—	6,438,011
Class A common stock subject to possible redemption	24,247,966	800,600	25,048,566
Shareholders’ Deficit:
Class B common stock	158	—	158
Accumulated deficit	(5,131,641)	(800,600)	(5,932,241)
Total shareholders’ deficit	(5,131,483)	(800,600)	(5,932,083)

Total Liabilities, Class A common Stock Subject to Possible Redemption and Shareholders’ Deficit	$25,554,494	—	$25,554,494

Statements of Changes in Shareholders’ Deficit (Unaudited)

For the three months ended March 31, 2024
	As Previously Reported	Restatement Adjustment	As Restated
Remeasurement for Class A common stock subject to possible redemption - Accumulated Deficit	$644,499	(853,537)	$(209,038)

For the three months ended June 30, 2024
	As Previously Reported	Restatement Adjustment	As Restated
Remeasurement for Class A common stock subject to possible redemption - Accumulated Deficit	$227,247	299,227	$526,474

For the three months ended September 30, 2024
	As Previously Reported	Restatement Adjustment	As Restated
Remeasurement for Class A common stock subject to possible redemption - Accumulated Deficit	$(88,509)	(246,290)	$(334,799)
Note 3—Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.
As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the Affected Periods are restated in this Annual Report to correct the calculations of the redemption value for Class A shares subject to possible redemption in the Company’s previously issued unaudited condensed financial statements for such periods. The restated financial statements are indicated as “Restated” in the unaudited condensed financial statements and accompanying notes, as applicable. See Note 2—Restatement of
Pre
viously Issued Financial Statements for further discussion.
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

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in
accounting standards used.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2024 and 2023.
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
Investments Held in Trust Account
The Company’s portfolio of investments was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of
185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest income from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities other than for the Overfunding Loan to the Sponsor, which qualifies as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheets, either because of the short-term nature of the instruments or because the instrument is recognized at fair value.
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

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

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
Warrant Liabilities
The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants were recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognized the warrant instruments as liabilities at fair value and will adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet
date until exercised, and any change in fair value will be recognized in the statements of operations. The fair value of the Public Warrants and Private Placement Warrants were initially measured at fair value using the Black-Scholes model and the Monte Carlo simulation model, respectively. Beginning in December 2022, the fair value of Public Warrants has been measured based on the listed market price of such Public Warrants. The estimated fair value of the Private Placement Warrants was subsequently determined using the Monte Carlo simulation method with Level 3 inputs. The determination of the fair value of the derivative warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly (see Note
9
).
Convertible Note Payable – Related Parties
The option to convert the Convertible Note issued to the Payee on January 2, 2024 (see Note
5
) into warrants qualifies as an embedded derivative under ASC 815 and is required to be recognized at fair value, with subsequent changes in fair value recognized in the Company’s statements of operations each reporting period until the Convertible Note is repaid or converted. As of the funding date and December 31, 2024, the fair value of the embedded conversion option had a de minimis value.
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

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

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
As of December 31, 2024 and 2023, the amounts of Public Shares reflected on the balance sheets are reconciled in the following table:

Class A common stock subject to possible redemption - December 31, 2022	$64,362,074
Plus:
Remeasurement for Class A common stock subject to redemption	2,197,894

Class A common stock subject to possible redemption - December 31, 2023	66,559,968
Plus:
Increase in redemption value of Class A common stock subject to possible redemption subject to redemption due to extension	641,667
Remeasurement for Class A common stock subject to redemption	306,784
Less:
Redemption of Class A common stock subject to possible redemption	(42,020,432)

Class A common stock subject to possible redemption - December 31, 2024	$25,487,987

Net Income (Loss) per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A Shares and Class B Shares (or Public Shares and Founder Shares (as defined in Note 4)). Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average number of common stock outstanding for the respective period. The Company has not considered the effect of the Public Warrants and the Private Placement Warrants to purchase an aggregate of 6,044,160 shares in the calculation of

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. Accretion associated with the redeemable Public Shares is excluded from earnings per share as the redemption value approximates fair value.
The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share of common stock for each class of common stock for years ended December 31, 2024 and 2023:

	For the years ended December 31,
	2024		2023
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share:
Numerator:
Allocation of net income (loss)	$(491,778)	$(327,632)	$1,837,545	$459,386
Denominator:
Basic and diluted weighted average common shares outstanding	2,371,212	1,579,750	6,319,000	1,579,750

Basic and diluted net income (loss) per common share	$(0.21)	$(0.21)	$0.29	$0.29

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2024 and 2023, the Company had gross deferred tax assets of approximately $949,000 and $505,000, respectively, which were presented net of a full valuation allowance.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2024 and 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statements.
Recent Accounting Pronouncements
In June 2022, the FASB
issued ASU 2022-03, ASC Subtopic
820, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The
Company adopted ASU 2022-03 effective January 1, 2024,
and the adoption did not have a material impact on the Company’s financial statements or disclosures for year ended December 31, 2024.
In November 2023, the FASB issued Accounting Standards Update (“ASU”)
2023-07,
“Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this ASU expand public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the Chief Operating Decision Maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The Company adopted ASU
2023-07,
which did not have a material impact on the financial statements.
Note 4—Initial Public Offering
On October 4, 2022, the Company consummated its Initial Public Offering of 6,000,000 units at a price of $10.00 per unit, generating gross proceeds of $60.0 million, and incurring offering costs of approximately $3.7 million, of which $2.1 million and approximately $26,000 was for deferred underwriting commissions and offering costs allocated to derivative warrant liabilities, respectively. The Company granted the underwriter in the Initial Public
Offering a
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
Note 5—Related Party Transactions
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

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

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
The Company’s Sponsor and its affiliates have paid for certain expenses on behalf of the Company. As of December 31, 2024 and 2023, the Company had an outstanding advances balance from such parties of approximately $390,000 and $185,000, respectively. Subsequent to December 31, 2024, the Sponsor advanced an additional amount of approximately $725,000 to the Company to be re-contributed to the Trust Account as discussed in Note 1.
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
Convertible Promissory Note
In connection with the Contribution and advances the Sponsor may make in the future to the Company for working capital expenses, on January 2, 2024, the Company issued a Convertible Note to Harry L. You, Chairman and Chief Financial Officer and an affiliate of the Sponsor with a principal amount up to $1.75 million. The Convertible Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, or (b) the date of the Company’s liquidation. If the Company does not consummate an initial Business Combination by the end of the Combination Period, the Convertible Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon the consummation of the Company’s initial Business Combination, up to $1,500,000 of the outstanding principal of the Convertible Note may be converted into warrants, at a price of $1.00 per warrant, at the option of the Payee. Such warrants will have terms identical to the Private Placement Warrants.
As of December 31, 2024, the Company had an outstanding amount of $641,667 under the Convertible Note. Subsequent to December 31, 2024, the Company borrowed an additional amount of $150,000, increasing the total amount outstanding under the Convertible Note to $791,667. All proceeds received under the Convertible Note were contributed into the Trust Account in connection with extensions to extend the Combination Period to April 29, 2025.
The option to convert the Convertible Note into warrants qualifies as an embedded derivative under FASB ASC 815 and is required to be recognized at fair value with subsequent changes in fair value recognized in the Company’s statements of operations each reporting period until the Convertible Note is repaid or converted. As of the funding date and December 31, 2024, the fair value of the embedded conversion option had a de minimis value.

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

Administrative Services Agreement
On October 4, 2022, the Company entered into an agreement pursuant to which it agreed to pay the Sponsor $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company recorded $120,000 in connection with such fees during each of the year ended December 31, 2024 and 2023 in the accompanying statements of operations. The Company recorded an outstanding balance of $190,000 and $70,000 as of December 31, 2024 and 2023, respectively, in connection with such fees in accrued expenses in the accompanying balance sheets.
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
Note 6—Commitments and Contingencies
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
Note 7—Derivative Warrant Liabilities
As of December 31, 2024 and 2023, the Company had an aggregate of 6,044,160 warrants outstanding, comprised of 3,159,500 Public Warrants and 2,884,660 Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A Shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC and have an effective registration statement covering the Class A Shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A Shares until the warrants expire or are redeemed. If a registration statement covering the Class A Shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s Class A Shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A Shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A Shares (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A Shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to

% of the higher of the Market Value and the Newly Issued Price, the $
18.00
per share redemption trigger price will be adjusted (to the nearest cent) to be equal to

% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.
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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

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
Note 8—Shareholders’ Deficit
Preferred Stock
—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2024 and 2023, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
—The Company is authorized to issue 35,000,000 Class A Shares with a par value of $0.0001 per share. As of December 31, 2023, there were 6,319,000 Class A Shares issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity (deficit) on the accompanying balance sheet.
In connection with the Special Meeting held on January 2, 2024, a total of 3,980,414 Public Shares were redeemed and the Company paid approximately $42.0 million accordingly on January 4, 2024. As of December 31, 2024, there were 2,338,586 Class A Shares issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity on the accompanying balance sheet.

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

Class
 B Common Stock
—The Company is authorized to issue 5,000,000 Class B Shares with a par value of $0.0001 per share. On March 16, 2022, the Company issued 1,725,000 Class B Shares issued and outstanding, which amount has been retroactively restated to reflect the share surrenders on September 8, 2022 and September 29, 2022 as discussed in Note 4. Of these, up to 225,000 Class B Shares were subject to forfeiture to the Company by the initial shareholders for no consideration to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the initial shareholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. The underwriter partially exercised its over-allotment option on October 11, 2022 and waived the remainder of its over-allotment option. Accordingly, the Sponsor forfeited 145,250
Founder Shares on October 11, 2022. As of December 31, 2024 and 2023, there were 1,579,750 Class B Shares issued and outstanding.
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

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

Note 9—Fair Value Measurements
The following tables present information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of December 31, 2024 and 2023, by level within the fair value hierarchy:
December 31, 2024

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money market fund (1)	$25,587,986	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$—	$758,280	$—
Derivative warrant liabilities - Private Warrants	$—	$—	$692,320
December 31, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – U.S. Treasury Bill (1)	$67,545,266	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$—	$473,930	$—
Derivative warrant liabilities - Private Warrants	$—	$—	$432,700

(1)	Includes $617 and $859 of cash balance held within the Trust Account as of December 31, 2024 and 2023, respectively.
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in December 2022 when the Public Warrants were separately listed and traded. As of December 31, 2024 and 2023, the fair value measurement for Public Warrants was transferred to Level 2 measurement due to low trading volume. Level 1 assets include investments in money market funds or U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The fair value of the Public Warrants and the Private Placement Warrants was initially measured using Black-Scholes option pricing model and Monte Carlo simulation method, respectively. Beginning in December 2022, the fair value of Public Warrants has been measured based on the listed market price of such Public Warrants. The estimated fair value of the Private Placement Warrants was determined using a Monte Carlo simulation method with Level 3 inputs as of December 31, 2024 and 2023. Inherent in a Black-Scholes option pricing model and a Monte Carlo simulation method are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the
grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates of December 31, 2024 and 2023:

	As of December 31, 2024	As of December 31, 2023
Exercise price	$11.50	$11.50
Stock price	$10.66	$10.60
Volatility	3.3%	5.1%
Risk-free rate	4.3%	3.77%
Expected terms (years)	5.25	5.21
Dividend yield	0.0%	0.0%
The changes in the Level 3 fair value of the derivative warrant liabilities for years ended December 31, 2024 and 2023 are summarized as follows:
Note 10—Segment Information
ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance. The Company’s Chief Financial Officer has been identified as the chief operating decision maker (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.
When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the years ended December 31,
	2024	2023
General and administrative expenses	$1,088,400	$1,472,490
Investment income from investments held in Trust Account	$1,294,140	$3,145,323
The key measures of segment profit or loss reviewed by our CODM are interest earned on marketable securities held in Trust Account and general and administrative expenses. The CODM reviews interest earned marketable securities held in Trust Account to measure and monitor shareholders value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

Note 11—Income Taxes
The income tax provision consists of the following:

	December 31, 2024	December 31, 2023
Current
Federal	$261,958	$575,816
State	132,692	—
Deferred
Federal	(420,563)	(309,223)
State	(67,622)	—
Valuation allowance	488,185	309,223

Income tax provision	394,650	575,816
Adjustment for prior year tax estimate	39,807	(42,000)

Income tax provision, net	$434,457	$533,816

The Company’s net deferred tax assets are as follows:

	December 31, 2024	December 31, 2023
Deferred tax assets:
Start-up/organization costs	$949,417	$505,092
Net operating loss carryforwards	—	—

Total deferred tax assets	949,417	505,092
Valuation allowance	(949,417)	(505,092)

Deferred tax asset, net of allowance	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2024 and 2023, the valuation allowances were approximately $949,000 and $505,000, respectively. As of December 31, 2024 and 2023, the Company has no U.S. federal net operating loss carryforwards and no state net operating loss carryovers available to offset future taxable income.

DMY SQUARED TECHNOLOGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:

	December 31, 2024	December 31, 2023
Statutory federal income tax rate	21.0%	21.0%
Change in fair value of warrant liabilities	(41.0)%	(11.7)%
Financing costs - derivative warrant liabilities	0.0%	0.0%
Other	(12.3)%	0.1%
Change in valuation allowance	(80.6)%	10.9%
Income tax expense	(112.9)%	20.3%
There were no unrecognized tax benefits as of December 31, 2024 and 2023. No amounts were accrued for the payment of interest and penalties as of December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
Note 12—Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the financial statements, except as noted below.
Subsequent to December 31, 2024, the Company borrowed an additional amount of $150,000 under the Convertible Note, increasing the total amount outstanding to $791,667, and contributed the full proceeds into the Trust Account in connection with an extension of the Combination Period to April 29, 2025. In addition, subsequent to December 31, 2024, the Sponsor advanced an additional amount of approximately $725,000 to the Company to replenish to the Trust Account as discussed in Note 1.
As discussed further in Note 1, in January 2024 and April 2024, the Company withdrew a total of approximately $
1.9
million of funds from the Trust Account for purposes of payment of tax liabilities and tax estimates, and such funds were deposited into the Company’s operating account. The Company used approximately
$0.69
million of the withdrawn funds for the payment of general operating expenses. Management determined that the use of funds was not in accordance with the Trust Agreement, and, in March 2025, dMY Squared Sponsor, LLC advanced approximately
$0.73
million to the Company representing the amount of such operating expenses plus approximately
$0.04
million in respect of interest that would have been earned on the remaining amount of approximately $0.97 million for the period from the original withdrawals to the date of the advance. The Company paid an aggregate of approximately
$0.75
million for tax obligations on March 21, 2025. On March 25, 2025, the Company re-contributed to the Trust Account approximately
$0.22
million of the remaining amounts not used for payment of taxes plus approximately $0.04 million in respect of interest that would have been earned had such funds remained in the Trust Account.

EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Organization (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 00141519), filed with the SEC on October 4, 2022).

3.2	Certificate of Amendment to the Amended and Restated Articles of Organization (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 00141519), filed with the SEC on January 8, 2024).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K (File No. 00141519), filed with the SEC on March 15, 2023).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form S-1 (File No. 333-6770), filed with the SEC on September 12, 2022).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form S-1 (File No. 333-6770), filed with the SEC on September 12, 2022).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form S-1 (File No. 3336770), filed with the SEC on September 12, 2022).

4.4	Warrant Agreement, dated October 4, 2022 between the Company and Continental (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-41519), filed with the SEC on October 4, 2022).

4.5	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K (File No. 001-41519), filed with the SEC on April 1, 2024).

10.1	Investment Management Trust Agreement, dated October 4, 2022 between the Company and Continental Stock Transfer and Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41519), filed with the SEC on October 4, 2022).

10.2	Amendment to the Investment Management Trust Agreement, dated January 2, 2024 by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41519), filed with the SEC on January 8, 2024).

10.3	Registration Rights Agreement, dated October 4, 2022 between the Company, Sponsor and the Holders signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41519), filed with the SEC on October 4, 2022).

10.4	Private Placement Warrants Purchase Agreement, dated October 4, 2022 between the Company and the Sponsor (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-41519), filed with the SEC on October 4, 2022).

1

10.5	Administrative Services Agreement, dated October 4, 2022 between the Company and the Sponsor (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-41519), filed with the SEC on October 4, 2022).

10.6	Letter Agreement, dated October 4, 2022 between the Company, the Sponsor and each of the executive officers and directors of the Company (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-41519), filed with the SEC on October 4, 2022).

10.7	Promissory Note, dated October 4, 2022, issued to the Sponsor (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K (File No. 001-41519), filed with the SEC on October 4, 2022).

10.8	Subscriber Forfeiture and Amendment No. 2 to the Securities Subscription Agreement dated September 29, 2022 between the Registrant and dMY Squared Sponsor, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41519), filed with the SEC on September 30, 2022).

10.9	Promissory Note, dated October 11, 2022, issued to the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41519), filed with the SEC on October 12, 2022).

10.10	Subscriber Forfeiture Agreement, dated October 11, 2022, between the Company and the Sponsor (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41519), filed with the SEC on October 12, 2022).

10.11	Form of Promissory Note (Over-Allotment) between Registrant and dMY Squared Sponsor, LLC (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form S-1 (File No. 333-6770), filed with the SEC on September 12, 2022).

10.12	Promissory Note, dated January 2, 2024, issued to Mr. Harry L. You (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41519), filed with the SEC on January 8, 2024).

14	Form of Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the Company’s Current Report on Form S-1 (File No. 333-6770), filed with the SEC on September 12, 2022).

19*	Insider Trading Policy

31.1*	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	dMY Squared Technology Group, Inc. Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1 (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K (File No. 001-41519), filed with the SEC on April 1, 2024).

101.INS*	Instance Document (the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

2

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

XXX	Inline XBRL Insider Trading Policy

*	Filed herewith.
**	Furnished herewith.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 2, 2025	DMY SQUARED TECHNOLOGY GROUP, INC.

	By:	/s/ Harry L. You
	Name:	Harry L. You
	Title:	Chairman, Chief Executive Officer, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Harry L. You Harry L. You	Chairman, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	April 2, 2025

/s/ Darla Anderson Darla Anderson	Director	April 2, 2025

/s/ Constance Weaver Constance Weaver	Director	April 2, 2025

/s/ Francesca Luthi Francesca Luthi	Director	April 2, 2025

1