Form 10-Q
period 2025-03-31
dMY Squared Technology Group, Inc.
filed 2025-05-15
CIK 1915380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 15, 2025, 2,338,586 shares of Class A common stock, par value $0.0001 per share, and 1,579,750 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

DMY SQUARED TECHNOLOGY GROUP, INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

DMY SQUARED TECHNOLOGY GROUP, INC.

CONDENSED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(unaudited)
Assets:
Current assets:
Cash	$528	$309,399
Prepaid expenses	347,312	133,023
Total current assets	347,840	442,422
Cash and investments held in Trust Account	26,262,484	25,587,986
Total Assets	$26,610,324	$26,030,408

Liabilities, Class A Common Stock Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$617,242	$486,018
Accrued expenses	1,063,125	777,616
Convertible note - related parties	791,667	641,667
Advances from related parties	1,151,953	389,871
Corporate tax payable	-	180,115
Income tax payable	-	303,913
Total current liabilities	3,623,987	2,779,200
Overfunding loans	947,850	947,850
Derivative warrant liabilities	5,741,960	1,450,600
Deferred underwriting commissions	2,211,650	2,211,650
Total Liabilities	12,525,447	7,389,300

Commitments and Contingencies
Class A common stock, $0.0001 par value; 35,000,000 shares authorized; 2,338,586 shares subject to possible redemption at approximately $11.19 and $10.90 per share as of March 31, 2025 and December 31, 2024, respectively	26,162,485	25,487,987

Shareholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2025 and December 31, 2024	-	-
Class A common stock, $0.0001 par value; 35,000,000 shares authorized; no non-redeemable shares issued or outstanding as of March 31, 2025 and December 31, 2024	-	-
Class B common stock, $0.0001 par value; 5,000,000 shares authorized; 1,579,750 shares issued and outstanding as of March 31, 2025 and December 31, 2024	158	158
Additional paid-in capital	-	-
Accumulated deficit	(12,077,766)	(6,847,037)
Total shareholders’ deficit	(12,077,608)	(6,846,879)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Shareholders’ Deficit	$26,610,324	$26,030,408

The accompanying notes are an integral part of these unaudited condensed financial statements.

DMY SQUARED TECHNOLOGY GROUP, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2025	2024
General and administrative expenses	$521,402	$377,583
Corporate tax expenses	-	84,308
Loss from operations	(521,402)	(461,891)

Other income (expenses):
Interest income on operating account	77	91
Investment income from cash and investments held in Trust Account	264,427	346,217
Change in fair value of derivative warrant liabilities	(4,291,360)	-
Corporate tax benefits	29,170	-
Total other income (expenses)	(3,997,686)	346,308
Net loss before provision for income taxes	(4,519,088)	(115,583)
Provision for income taxes	37,143	52,871
Net loss	$(4,556,231)	$(168,454)

Weighted average shares outstanding of Class A common stock, basic and diluted	2,338,586	2,469,808
Basic and diluted net loss per share, Class A common stock	$(1.16)	$(0.04)
Weighted average shares outstanding of Class B common stock, basic and diluted	1,579,750	1,579,750
Basic and diluted net loss per share, Class B common stock	$(1.16)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DMY SQUARED TECHNOLOGY GROUP, INC.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the three months ended March 31, 2025
			Additional		Total
	Class B Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2024	1,579,750	$158	$-	$(6,847,037)	$(6,846,879)
Increase in redemption value of Class A common stock subject to redemption due to extension	-	-	-	(150,000)	(150,000)
Remeasurement for Class A common stock subject to redemption	-	-	-	(524,498)	(524,498)
Net loss	-	-	-	(4,556,231)	(4,556,231)
Balance - March 31, 2025 (unaudited)	1,579,750	$158	$-	$(12,077,766)	$(12,077,608)

	For the three months ended March 31, 2024
			Additional		Total
	Class B Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2023	1,579,750	$158	$-	$(5,079,176)	$(5,079,018)
Increase in redemption value of Class A common stock subject to redemption due to extension	-	-	-	(191,667)	(191,667)
Remeasurement for Class A common stock subject to redemption	-	-	-	(209,038)	(209,038)
Net loss	-	-	-	(168,454)	(168,454)
Balance - March 31, 2024 (unaudited)	1,579,750	$158	$-	$(5,648,335)	$(5,648,177)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DMY SQUARED TECHNOLOGY GROUP, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(4,556,231)	$(168,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Investment income from cash and investments held in Trust Account	(264,427)	(346,217)
Change in fair value of derivative warrant liabilities	4,291,360	-
General and administrative expenses paid by related party under promissory note	24,263	106,912
Changes in operating assets and liabilities:
Prepaid expenses	(214,289)	51,875
Accounts payable	144,222	67,580
Accrued expenses	285,509	91,157
Corporate tax payable	(180,115)	84,308
Income tax payable	(303,913)	52,871
Net cash used in operating activities	(773,621)	(59,968)

Cash Flows from Investing Activities:
Cash deposited in Trust Account for extension	(150,000)	(191,667)
Cash re-contributed to the Trust Account for excess tax withdrawals	(260,070)	-
Withdrawal from Trust Account to pay for taxes	-	853,537
Withdrawal from Trust Account to pay for redemption	-	42,020,432
Net cash (used in) provided by investing activities	(410,070)	42,682,302

Cash Flows from Financing Activities:
Advances from related parties	724,820	-
Repayment of advances to related party	-	(167,442)
Proceeds received from related parties under convertible note	150,000	191,667
Redemption of Class A common stock	-	(42,020,432)
Net cash provided by (used in) financing activities	874,820	(41,996,207)

Net change in cash	(308,871)	626,127

Cash - Beginning of the period	309,399	9
Cash - End of the period	$528	$626,136

Supplemental disclosure of noncash activities:
Accounts payable paid by related party	$12,998	$48,568
Increase in redemption value of Class A common stock subject to redemption due to extension	$150,000	$-
Remeasurement for Class A common stock subject to redemption	$524,498	$-

Supplemental cash flow information:
Cash paid for federal income taxes	$537,526	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

DMY SQUARED TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

As of March 31, 2025, the Company had not commenced any operations. All activity for the period from February 15, 2022 (inception) through March 31, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The Company’s sponsor is dMY Squared Sponsor, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on September 29, 2022. On October 4, 2022, the Company consummated its Initial Public Offering of 6,000,000 units (the “units” and, with respect to the Class A common stock included in the units offered, the “Class A Shares” or the “Public Shares”), at $10.00 per unit, generating gross proceeds of $60.0 million, and incurring offering costs of approximately $3.7 million, of which $2.1 million and approximately $26,000 were for deferred underwriting commissions (see Note 5) and offering costs allocated to derivative warrant liabilities, respectively. On October 7, 2022, the underwriter exercised its over-allotment option in part, and on October 11, 2022, the underwriter purchased 319,000 additional units (the “Over-Allotment Units”), generating gross proceeds of approximately $3.2 million (the “Partial Over-Allotment”). The underwriter waived the remainder of its over-allotment option. The Company incurred additional offering costs of approximately $156,000 in connection with the Partial Over-Allotment (of which approximately $112,000 was for deferred underwriting fees).

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

DMY SQUARED TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

Upon the closing of the Initial Public Offering, the Partial Over-Allotment, the Private Placement and the Overfunding Loans, approximately $64.1 million ($10.15 per unit) of the net proceeds of the sale of the units and the Private Placement Warrants and the proceeds from the Overfunding Loans were initially placed in a trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee. According to the terms of the Investment Management Trust Agreement, dated October 4, 2022, between the Company and Continental Stock Transfer & Trust Company (the “Trust Agreement”), the funds held in the Trust Account were initially invested in United States government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination, (ii) the redemption of Public Shares properly submitted in connection with a shareholder vote to amend the Amended and Restated Articles of Organization (the “Charter”) to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete the initial Business Combination within the Combination Period (as defined below) or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, and (iii) return of the funds held in the Trust Account to holders of Public Shares (the “Public Shareholders”) as part of the redemption of the Public Shares if the Company does not complete an initial Business Combination during the Combination Period. On September 25, 2024, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to transfer its Trust Account out of investment in securities into an interest-bearing bank deposit account in order to mitigate the risk of being deemed an unregistered investment company, and the account was transferred in March 2025.

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

The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 6).

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

MARCH 31, 2025

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

MARCH 31, 2025

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

In connection with the Contribution and advances the Sponsor or its affiliates may make in the future to the Company for working capital expenses, on January 2, 2024, the Company issued a convertible promissory note to Harry L. You, Chairman and Chief Financial Officer and an affiliate of the Sponsor (the “Payee”), with a principal amount up to $1.75 million (the “Convertible Note”). The Convertible Note bears no interest and is repayable on the earlier of (i) the date on which the Company consummates an initial Business Combination and (ii) the liquidation date. If the Company does not consummate a Business Combination before the end of the Combination Period, the Convertible Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon the consummation of the initial Business Combination, up to $1,500,000 of the outstanding principal of the Convertible Note may be converted into warrants, at a price of $1.00 per warrant, at the option of the Payee. Since January 2, 2024, the board of directors has elected to extend the liquidation date to May 29, 2025. Accordingly, the Company has drawn down from the Convertible Note and deposited $841,667 into the Trust Account in connection with such extensions.

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

If the initial shareholders acquire Public Shares, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriter agreed to waive its rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.15. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with

DMY SQUARED TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

which the Company has entered into a letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.15 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.15 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

Going Concern Consideration

As of March 31, 2025, the Company had minimal cash and working capital deficit of approximately $3.3 million. Further, the Company has incurred and expected to continue to incur significant costs in pursuit of its acquisition plans.

Prior to the consummation of the Initial Public Offering, the Company’s liquidity needs were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4) and a loan under the Note (as defined in Note 4) in the amount of approximately $145,000. The Company fully repaid the Note balance on October 4, 2022. The Note was no longer available to the Company after closing of its Initial Public Offering. Subsequent to the closing of the Initial Public Offering and the Partial Over-Allotment, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account and advances from related parties (approximately $1.1 million in advances outstanding as of March 31, 2025).

DMY SQUARED TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

In addition, in order to provide the Contribution and to finance transaction costs in connection with a Business Combination, the Company issued the Convertible Note to the Payee with a principal amount up to $1.75 million on January 2, 2024 as discussed above. As of March 31, 2025, the Company had an outstanding amount of $791,667 under the Convertible Note. Subsequent to March 31, 2025, the Company borrowed an additional amount of $50,000, increasing the total amount outstanding under the Convertible Note to $841,667. All proceeds received under the Convertible Note were contributed into the Trust Account in connection with extensions to extend the Combination Period to May 29, 2025.

In connection with the management’s assessment of going concern considerations in accordance with FASB Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements—Going Concern,” the Company’s management has determined that the liquidity condition, mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about its ability to continue as a going concern through the earlier of the liquidation date or the completion of the initial Business Combination. There is no assurance that the Company’s plans to consummate the initial Business Combination will be successful or successful within the Combination Period. The unaudited condensed financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, Article 8 of Regulation S-X. Certain disclosures normally included in financial statements have been condensed or omitted from these unaudited condensed financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation of the financial position, operating results and cash flows for the periods presented have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report Form 10-K as of December 31, 2024, as filed with the SEC on April 3, 2025, which contains the Company’s audited financial statements and notes thereto.

DMY SQUARED TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2025 and December 31, 2024.

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

Cash and Investments Held in Trust Account

The Company’s portfolio of investments was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. On September 25, 2024, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to transfer its Trust Account out of investment in securities into an interest-bearing bank deposit account in order to mitigate the risk of being deemed an unregistered investment company, and the account was transferred in March 2025. As of March 31, 2025, the trust balance was held in cash. As of December 31, 2024 the trust balance was held in US Treasury Bills.

DMY SQUARED TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

Convertible Note Payable – Related Parties

The option to convert the Convertible Note issued to the Payee on January 2, 2024 (see Note 4) into warrants qualifies as an embedded derivative under ASC 815 and is required to be recognized at fair value, with subsequent changes in fair value recognized in the Company’s unaudited condensed statements of operations each reporting period until the Convertible Note is repaid or converted. As of the funding date and March 31, 2025, the fair value of the embedded conversion option had a de minimis value.

DMY SQUARED TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

Public Shares Subject to Possible Redemption

As discussed in Note 1, all of the Public Shares sold as parts of the units in the Initial Public Offering contain a redemption feature. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the securities to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Therefore, the carrying value of all Public Shares has been classified outside of permanent equity. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Public Shares resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

For the three months ended March 31, 2025 and 2024, the amounts of Public Shares reflected in the unaudited condensed financial statements are reconciled in the following table:

Class A common stock subject to possible redemption - December 31, 2024	$25,487,987
Plus:
Increase in redemption value of Class A common stock subject to possible redemption subject to redemption due to extension	150,000
Remeasurement for Class A common stock subject to redemption	524,498
Class A common stock subject to possible redemption - March 31, 2025 (unaudited)	$26,162,485

Class A common stock subject to possible redemption - December 31, 2023	$66,559,968
Plus:
Increase in redemption value of Class A common stock subject to possible redemption subject to redemption due to extension	191,667
Remeasurement for Class A common stock subject to redemption	209,038
Less:
Redemption of Class A common stock subject to possible redemption	(42,020,432)
Class A common stock subject to possible redemption - March 31, 2024 (unaudited)	$24,940,241

DMY SQUARED TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

Net Loss per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A Shares and Class B Shares (or Public Shares and Founder Shares (as defined in Note 4)). Income and losses are shared pro rata between the two classes of shares. Net loss per share of common stock is calculated by dividing the net loss by the weighted average number of common stock outstanding for the respective period. The Company has not considered the effect of the Public Warrants and the Private Placement Warrants to purchase an aggregate of 6,044,160 shares in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. Accretion associated with the redeemable Public Shares is excluded from earnings per share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share of common stock for each class of common stock for the three months ended March 31, 2025 and 2024:

	For the three months ended March 31,
	2025		2024
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss	$(2,719,302)	$(1,836,929)	$(102,739)	$(65,715)

Denominator:
Basic and diluted weighted average common shares outstanding	2,338,586	1,579,750	2,469,808	1,579,750
Basic and diluted net loss per common share	$(1.16)	$(1.16)	$(0.04)	$(0.04)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2025 and December 31, 2024, the Company had gross deferred tax assets of approximately $1.2 million and $949,000, respectively, which were presented net of a full valuation allowance.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2025 and December 31, 2024. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

DMY SQUARED TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09 (Topic 740), Improvements to Income Tax Disclosures. The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as an expansion of other income tax disclosures. The ASU is effective on a prospective basis for annual reporting periods beginning after December 15, 2024. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

Issued in November 2024, ASU 2024-03, Disaggregation of income Statement Expenses (Subtopic 220-40), requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the consolidated financial statements. While early adoption is permitted, the Company does not plan to adopt this standard early. This ASU will likely result in additional disclosures being included in the Company’s consolidated financial statements once adopted. The Company is currently evaluating the provisions of this ASU.

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

MARCH 31, 2025

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

The Company’s Sponsor and its affiliates have paid for certain expenses on behalf of the Company. As of March 31, 2025 and December 31, 2024, the Company had an outstanding advances balance from such parties of approximately $1.1 million and $390,000, respectively. Subsequent to March 31, 2025, the Sponsor advanced an additional amount of approximately $89,000 to the Company, increasing the total amount of advances outstanding to approximately $1.2 million.

DMY SQUARED TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

As of March 31, 2025, the Company had an outstanding amount of $791,667 under the Convertible Note. Subsequent to March 31, 2025, the Company borrowed an additional amount of $50,000, increasing the total amount outstanding under the Convertible Note to $841,667. All proceeds received under the Convertible Note were contributed into the Trust Account in connection with extensions to extend the Combination Period to May 29, 2025.

The option to convert the Convertible Note into warrants qualifies as an embedded derivative under FASB ASC 815 and is required to be recognized at fair value with subsequent changes in fair value recognized in the Company’s unaudited condensed statements of operations each reporting period until the Convertible Note is repaid or converted. As of the funding date and March 31, 2025, the fair value of the embedded conversion option had a de minimis value.

Administrative Services Agreement

On October 4, 2022, the Company entered into an agreement pursuant to which it agreed to pay the Sponsor $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company recorded $30,000 in connection with such fees during each of the three months ended March 31, 2025 and 2024 in the accompanying unaudited condensed statements of operations. The Company recorded an outstanding balance of $220,000 and $190,000 as of March 31, 2025 and December 31, 2024, respectively, in connection with such fees in accrued expenses in the accompanying condensed balance sheets.

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

MARCH 31, 2025

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

Note 6—Derivative Warrant Liabilities

As of March 31, 2025 and December 31, 2024, the Company had an aggregate of 6,044,160 warrants outstanding, comprised of 3,159,500 Public Warrants and 2,884,660 Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A Shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC and have an effective registration statement covering the Class A Shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A Shares until the warrants expire or are redeemed. If a registration statement covering the Class A Shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s Class A Shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

DMY SQUARED TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

Redemption of Public Warrants when the price per Public Share equals or exceeds $18.00. Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants for cash:

●	in whole and not in part;

●	at a price of $0.01 per Public Warrant;

●	upon a minimum of 30 days’ prior written notice of redemption, referred to as the 30-day redemption period; and

●	if, and only if, the closing price of the Public Shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

Redemption of Public Warrants when the price per share of Public Shares equals or exceeds $10.00. Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;

●	at $0.10 per Public Warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their Public Warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of Public Shares; and

●	if, and only if, the closing price of Public Shares equals or exceeds $10.00 per Public Share (as adjusted) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends notice of redemption to the warrant holders.

DMY SQUARED TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

Note 7—Shareholders’ Deficit

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 35,000,000 Class A Shares with a par value of $0.0001 per share. As of March 31, 2025 and December 31, 2024, there were 2,338,586 Class A Shares issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity on the accompanying condensed balance sheets.

Class B Common Stock—The Company is authorized to issue 5,000,000 Class B Shares with a par value of $0.0001 per share. As of March 31, 2025 and December 31, 2024, there were 1,579,750 Class B Shares issued and outstanding.

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

DMY SQUARED TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

Note 8—Fair Value Measurements

The following tables present information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, by level within the fair value hierarchy:

March 31, 2025

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities - Public Warrants	$-	$3,001,530	$-
Derivative warrant liabilities - Private Warrants	$-	$-	$2,740,430

December 31, 2024

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Bill(1)	$25,587,986	$-	$-
Liabilities:
Derivative warrant liabilities - Public Warrants	$-	$758,280	$-
Derivative warrant liabilities - Private Warrants	$-	$-	$692,320

(1)	The cash balance within the Trust Account includes $617 as of December 31, 2024.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in December 2022 when the Public Warrants were separately listed and traded. As of March 31, 2025 and December 31, 2024, the fair value measurement for Public Warrants was transferred to Level 2 measurement due to low trading volume. Level 1 assets include investments in money market funds or U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

DMY SQUARED TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

The fair value of the Public Warrants and the Private Placement Warrants was initially measured using Black-Scholes option pricing model and Monte Carlo simulation method, respectively. Beginning in December 2022, the fair value of Public Warrants has been measured based on the listed market price of such Public Warrants. The estimated fair value of the Private Placement Warrants was determined using a Monte Carlo simulation method with Level 3 inputs as of March 31, 2025 and December 31, 2024. Inherent in a Black-Scholes option pricing model and a Monte Carlo simulation method are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates of March 31, 2025 and December 31, 2024:

	As of March 31, 2025	As of December 31, 2024
Exercise price	$11.50	$11.50
Stock price	$11.17	$10.66
Volatility	3.2%	3.3%
Risk-free rate	3.9%	4.3%
Expected terms (years)	5.25	5.25
Dividend yield	0.0%	0.0%

The changes in the Level 3 fair value of the derivative warrant liabilities for the three months ended March 31, 2025 and 2024 are summarized as follows:

Balance as of December 31, 2024 - Level 3	$692,320
Change in fair value of derivative warrant liabilities - Private Warrants	2,048,110
Balance as of March 31, 2025 - Level 3	$2,740,430

Balance as of December 31, 2023 - Level 3	$432,700
Change in fair value of derivative warrant liabilities - Private Warrants	-
Balance as of March 31, 2024 - Level 3	$432,700

Note 9—Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance. The Company’s Chief Financial Officer has been identified as the chief operating decision maker (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

DMY SQUARED TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the three months ended March 31,
	2025	2024
Investment income from cash and investments held in Trust Account	$264,427	$346,217
General and administrative expenses	492,232	461,891
Tax expenses	37,143	52,871
Other expenses (income)	4,291,283	(91)
Net loss	(4,556,231)	(168,454)

The CODM reviews investment income from cash and investments in Trust Account to measure and monitor shareholders value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the statement of operations and described within their respective disclosures

Note 10—Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the unaudited condensed financial statements, except as noted below.

Subsequent to March 31, 2025, the Company borrowed an additional amount of $50,000 under the Convertible Note, increasing the total amount outstanding to $841,667, and contributed the full proceeds into the Trust Account in connection with an extension of the Combination Period to May 29, 2025.

In addition, subsequent to March 31, 2025, the Sponsor advanced an additional amount of approximately $89,000 to the Company, increasing the total amount of advances outstanding to approximately $1.2 million.

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

Cautionary Note Regarding Forward-Looking Statements

This Report includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 3, 2025. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

As of March 31, 2025, we had not commenced any operations. All activity for the period from February 15, 2022 (inception) through March 31, 2025 relates to our formation and the Initial Public Offering as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income from the proceeds derived from the Initial Public Offering.

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

Upon the closing of the Initial Public Offering, the Private Placement and the Overfunding Loans, approximately $64.1 million ($10.15 per unit) of the net proceeds of the sale of the units, the Over-Allotment Units, and the Private Placement Warrants and the proceeds from the Overfunding Loans were initially placed in the Trust Account and were invested in United States government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination, (ii) the redemption of Public Shares properly submitted in connection with a shareholder vote to amend our Charter to modify the substance or timing of our of our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, and (iii) our return of the funds held in the Trust Account to our Public Shareholders as part of our redemption of the Public Shares if we do not complete an initial Business Combination during the Combination Period. At the Special Meeting on January 2, 2024, the Company’s shareholders approved an amendment to the Investment Management Trust Agreement, permitting the trustee to, in a timely manner, upon the written instruction of the Company, (i) hold funds uninvested, (ii) hold funds in an interest-bearing bank demand deposit account, or (iii) invest and reinvest the Property in solely United States government securities within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less, or in money market funds meeting the conditions of Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations. The trustee is not permitted to invest in other securities or assets. Investing in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities. Instead, the Trust Account is intended as a holding place for funds pending the use of such funds upon completion of a Business Combination or distribution upon redemption of our Public Shares. On September 25, 2024, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to transfer its Trust Account out of investment in securities into an interest-bearing bank deposit account in order to mitigate the risk of being deemed an unregistered investment company, and the account was transferred in March 2025.

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

Since January 2, 2024, our board of directors has elected to extend our liquidation date to May 29, 2025. Accordingly, we have drawn down from the Convertible Note and deposited $841,667 into the Trust Account in connection with such extensions.

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

Letter of Intent

On February 26, 2025, the Company issued a press release announcing that it has entered into a non-binding letter of intent (“LOI”) for a business combination with Horizon Quantum Computing Pte. Ltd. (“Horizon”), a developer of advanced software development tools for quantum computers (the “proposed Horizon Business Combination”). Under the terms of the LOI, the Company and Horizon would become a combined entity. The proposed Horizon Business Combination values Horizon at a pre-money equity value of approximately $500 million. The Company expects to announce additional details regarding the proposed Horizon Business Combination when a definitive merger agreement is executed. No assurances can be made that the parties will successfully negotiate and enter into a definitive agreement, or that the proposed transaction will be consummated on the terms or timeframe currently contemplated, or at all. Any transaction would be subject to the completion of due diligence, the negotiation of a definitive agreement providing for the proposed Horizon Business Combination, satisfaction of the conditions negotiated therein, board and equity holder approval, regulatory approvals, and other customary conditions.

Liquidity and Capital Resources; Going Concern Consideration

As of March 31, 2025, we had minimal cash and working capital deficit of approximately $3.3 million. Further, we have incurred and expected to continue to incur significant costs in pursuit of our acquisition plans.

Prior to the consummation of the Initial Public Offering, our liquidity needs were satisfied through the payment of $25,000 from our Sponsor to purchase Founder Shares and a loan under the Note in the amount of approximately $145,000. We fully repaid the Note balance on October 4, 2022. The Note was no longer available to us after closing of our Initial Public Offering. Subsequent to the closing of the Initial Public Offering and the Partial Over-Allotment, our liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account and advances from related parties (approximately $1. million in advances outstanding as of March 31, 2025).

In addition, in order to provide the Contribution and to finance transaction costs in connection with a Business Combination, we issued the Convertible Note to an affiliate of the Sponsor with a principal amount up to $1.75 million on January 2, 2024 as discussed above. As of March 31, 2025, we had an outstanding amount of $791,667 under the Convertible Note. Subsequent to March 31, 2025, we borrowed and an additional amount of $150,000, increasing the total amount outstanding under the Convertible Note to $841,667. All proceeds received under the Convertible Note were contributed into the Trust Account in connection with extensions to extend the Combination Period to May 29, 2025.

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

Results of Operations

Our entire activity from February 15, 2022 (inception) through March 31, 2025 is related to our formation and the preparation for our Initial Public Offering, and since the closing of our Initial Public Offering, the search for a prospective initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of investment income from the Trust Account. We will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our derivative liabilities at each reporting period.

For the three months ended March 31, 2025, we had net loss of approximately $4.6 million, which consisted of approximately $492,000 of general and administrative expenses (of which $30,000 was for administrative expenses paid to our Sponsor) and approximately $37,000 of tax expenses, and approximately $4.3 million of loss from change in fair value of the derivative warrant liabilities, partially offset by approximately $264,000 of interest income from operating account and cash and investments held in the Trust Account.

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

Contractual Obligations

Administrative Services Agreement

On October 4, 2022, we entered into an agreement pursuant to which we agreed to pay our Sponsor $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or our liquidation, we will cease paying these monthly fees. We recorded $30,000 in connection with such fees during each of the three months ended March 31, 2025 and 2024 in the accompanying unaudited condensed statements of operations. We recorded an outstanding balance of $220,000 and $190,000 as of March 31, 2025 and December 31, 2024, respectively in connection with such fees in accrued expenses in the accompanying balance sheets.

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

As of March 31, 2025, we had an outstanding amount of $791,667 under the Convertible Note. Subsequent to March 31, 2025, we borrowed an additional amount of $150,000, increasing the total amount outstanding under the Convertible Note to $841,667. All proceeds received under the Convertible Note were contributed into the Trust Account in connection with extensions to extend the Combination Period to May 29, 2025.

The option to convert the Convertible Note into warrants qualifies as an embedded derivative under ASC 815 and is required to be recognized at fair value with subsequent changes in fair value recognized in our statements of operations each reporting period until the Convertible Note is repaid or converted. As of the funding date and March 31, 2025, the fair value of the embedded conversion option was de minimis.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(b)(1) of Regulation S-K and did not have any commitments or contractual obligations.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(3) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2025 due to the material weakness in our internal control over financial reporting which was initially disclosed in the Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on April 3, 2025. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

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

Status Update

Management intended to take steps to remediate this material weakness, including plans to implement increasing scrutiny over Trust Account balances, to enhance documentation of processes, and to increase communication among the management and board of directors.

The elements of our remediation plan can only be accomplished over time. We continue reviewing and implementing our remediation plan and we believe that the planned processes, procedures and reviews are necessary to address the material weakness, however until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively, the material weaknesses will not be considered remediated. We can offer no assurance that these initiatives will ultimately have the intended effects. We are committed to the continuous improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Except as described above under “Remediation Efforts to Address the Identified Material Weakness,” there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on April 3, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Report, except as described below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on April 3, 2025. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Changes in international trade policies, tariffs and treaties affecting imports and exports may have a material adverse effect on our search for an initial Business Combination target, our ability to complete an initial Business Combination, and/or our business, financial condition and results of operations following completion of an initial Business Combination.

There have recently been significant changes to international trade policies and tariffs affecting imports and exports. The U.S. has implemented a range of new tariffs and increases to existing tariffs, and, in response to the tariffs announced by the U.S., other countries have imposed new or increased tariffs on certain exports from the United States. There is currently significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, government regulations and tariffs. We cannot predict whether, and to what extent, current tariffs will continue or trade policies will change in the future. Any significant increases in tariffs on goods or materials or other changes in trade policy, or the perception that such changes could occur, could negatively affect our search for a Business Combination target and/or our ability to complete our initial Business Combination. For example, if we pursue a target company which sources or manufactures material components outside of the U.S., these changes could materially impact such target company’s business and financial performance. Similarly, if we pursue a target company which exports products outside of the U.S., retaliatory tariff and trade measures imposed by other countries could affect such target’s ability to export products and therefore adversely affect its sales. We may not be able to adequately address the risks presented by these tariffs or other potential trade policy changes. As a result, we may deem it costly, impractical or risky to complete an initial Business Combination with a particular target or with a target in a particular industry or from a particular country. Consequently, the pool of potential target companies may be reduced, which could impair our ability to identify a suitable target and to complete an initial Business Combination. The business prospects of a particular target for a Business Combination could change even after we enter into a business combination agreement, as a result of tariffs or the threat of tariffs that may have a material impact on that target’s business. Accordingly, changes in trade and tariff policies could prevent or make it difficult or more expensive for us to complete an initial Business Combination. Tariffs and threats of tariffs and other potential trade policy changes could also lead to material adverse effects on a post-Business Combination company.

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

Date: May 15, 2025	DMY SQUARED TECHNOLOGY GROUP, INC.

	By:	/s/ Harry L. You
	Name:	Harry L. You
	Title:	Chairman, Chief Executive Officer, Chief Financial Officer and Director