Form 10-Q/A
period 2025-03-31
dMY Squared Technology Group, Inc.
filed 2025-08-27
CIK 1915380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of August 27, 2025, 2,338,586 shares of Class A common stock, par value $0.0001 per share, and 1,579,750 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

DMY SQUARED TECHNOLOGY GROUP, INC.

i

EXPLANATORY NOTE

Overview

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q for the period ended March 31, 2025 (the “Original Report”) of dMY Squared Technology Group, Inc. (the “Company”), as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 15, 2025.

Restatement Background

As previously disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on August 26, 2025, the audit committee of the board of directors of the Company, in consultation with management, determined that the Company’s previously issued unaudited condensed financial statements contained in its Quarterly Report on Form 10-Q as of and for the three months ended March 31, 2025, filed with the SEC on May 15, 2025 (the “Affected Period”), should no longer be relied upon due to the under-accrual of excise tax payable under the Inflation Reduction Act of 2022 (“IRA”) in connection with the redemption of Class A common stock subject to possible redemption in January 2024 and the corresponding impact on accumulated deficit presented in the balance sheet for the Affected Period, and therefore, a restatement of the financial statements for the Affected Period is required.

In connection with the shareholder meeting on January 2, 2024, an aggregate of 3,980,414 shares of Class A common stock were redeemed, and the Company paid approximately $42.0 million on January 4, 2024. The IRA imposes a 1% excise tax on the fair market value of repurchased shares, subject to netting rules and certain exceptions. As a result, the Company incurred an excise tax obligation of approximately $420,000. The Company did not liquidate at year end, thus the Company owed a full amount of excise tax of approximately $420,000 that should be recognized as excise tax liability in the balance sheet. Although at December 31, 2024, management concluded that the net effect of the tax obligation was not material due to offsetting over-accrued income taxes, that offset was eliminated in the first quarter of 2025. As a result, the full amount of the excise tax payable became material to the Company’s March 31, 2025 balance sheet. The errors were identified as part of the preparation of the Company’s financial statements for the three months ended June 30, 2025. Accordingly, the Company is restating its March 31, 2025 financial statements to reflect the excise tax payable as a liability with a corresponding charge to accumulated deficit.

Effects of Restatement

As a result of the factors described above, the Company has included in this Amendment a restatement of its financial statements for the Affected Period. See Note 2 to the Notes to Financial Statements included in Part I, Item 1 of this Amendment for additional information on the restatement and the related financial statement effects. The restatement is limited to recognition of the excise tax liability and related adjustment to accumulated deficit; it does not affect the Company’s cash position or cash held in the Trust Account established in connection with the Initial Public Offering.

Internal Control Considerations

The Company’s management has concluded that a material weakness exists in the Company’s internal control over financial reporting related to the evaluation and recognition of excise tax and that the Company’s disclosure controls and procedures were not effective. For a discussion of management’s consideration of the material weakness identified, see Part I, Item 4, Controls and Procedures of this Amendment.

Items Amended in this Form 10-Q/A

This Form 10-Q/A presents the Original Report, amended and restated with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatement:

Part I, Item 1. Financial Statements

Part I, Item 4, Controls and Procedures

Part II, Item 1A. Risk Factors

In addition, the Company’s Principal Executive Officer and Principal Financial and Accounting Officer has provided new certifications dated as of the date of this filing in connection with this Form 10-Q/A (Exhibits 31.1 and 32.1).

Except as described above, this Form 10-Q/A does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-Q/A speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

ii

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

DMY SQUARED TECHNOLOGY GROUP, INC.

CONDENSED BALANCE SHEETS

AS RESTATED

	March 31, 2025	December 31, 2024
	(unaudited)
Assets:
Current assets:
Cash	$528	$309,399
Prepaid expenses	347,312	133,023
Total current assets	347,840	442,422
Cash and investments held in Trust Account	26,262,484	25,587,986
Total Assets	$26,610,324	$26,030,408

Liabilities, Class A Common Stock Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$617,242	$486,018
Accrued expenses	1,063,125	777,616
Convertible note - related parties	791,667	641,667
Advances from related parties	1,151,953	389,871
Corporate tax payable	-	180,115
Excise tax payable	421,924	-
Income tax payable	-	303,913
Total current liabilities	4,045,911	2,779,200
Overfunding loans	947,850	947,850
Derivative warrant liabilities	5,741,960	1,450,600
Deferred underwriting commissions	2,211,650	2,211,650
Total Liabilities	12,947,371	7,389,300

Commitments and Contingencies
Class A common stock, $0.0001 par value; 35,000,000 shares authorized; 2,338,586 shares subject to possible redemption at approximately $11.19 and $10.90 per share as of March 31, 2025 and December 31, 2024, respectively	26,162,485	25,487,987

Shareholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2025 and December 31, 2024	-	-
Class A common stock, $0.0001 par value; 35,000,000 shares authorized; no non-redeemable shares issued or outstanding as of March 31, 2025 and December 31, 2024	-	-
Class B common stock, $0.0001 par value; 5,000,000 shares authorized; 1,579,750 shares issued and outstanding as of March 31, 2025 and December 31, 2024	158	158
Additional paid-in capital	-	-
Accumulated deficit	(12,499,690)	(6,847,037)
Total shareholders’ deficit	(12,499,532)	(6,846,879)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Shareholders’ Deficit	$26,610,324	$26,030,408

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

DMY SQUARED TECHNOLOGY GROUP, INC.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

AS RESTATED

	For the three months ended March 31, 2025
			Additional		Total
	Class B Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2024	1,579,750	$158	$-	$(6,847,037)	$(6,846,879)
Increase in redemption value of Class A common stock subject to redemption due to extension	-	-	-	(150,000)	(150,000)
Excise tax payable attributable to redemption of Class A common stock	-	-	-	(421,924)	(421,924)
Remeasurement for Class A common stock subject to redemption	-	-	-	(524,498)	(524,498)
Net loss	-	-	-	(4,556,231)	(4,556,231)
Balance - March 31, 2025 (unaudited)	1,579,750	$158	$-	$(12,499,690)	$(12,499,532)

	For the three months ended March 31, 2024
			Additional		Total
	Class B Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2023	1,579,750	$158	$-	$(5,079,176)	$(5,079,018)
Increase in redemption value of Class A common stock subject to redemption due to extension	-	-	-	(191,667)	(191,667)
Remeasurement for Class A common stock subject to redemption	-	-	-	(209,038)	(209,038)
Net loss	-	-	-	(168,454)	(168,454)
Balance - March 31, 2024 (unaudited)	1,579,750	$158	$-	$(5,648,335)	$(5,648,177)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DMY SQUARED TECHNOLOGY GROUP, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

AS RESTATED

	For the three months ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(4,556,231)	$(168,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Investment income from cash and investments held in Trust Account	(264,427)	(346,217)
Change in fair value of derivative warrant liabilities	4,291,360	-
General and administrative expenses paid by related party under promissory note	24,263	106,912
Changes in operating assets and liabilities:
Prepaid expenses	(214,289)	51,875
Accounts payable	144,222	67,580
Accrued expenses	285,509	91,157
Corporate tax payable	(180,115)	84,308
Income tax payable	(303,913)	52,871
Net cash used in operating activities	(773,621)	(59,968)

Cash Flows from Investing Activities:
Cash deposited in Trust Account for extension	(150,000)	(191,667)
Cash re-contributed to the Trust Account for excess tax withdrawals	(260,070)	-
Withdrawal from Trust Account to pay for taxes	-	853,537
Withdrawal from Trust Account to pay for redemption	-	42,020,432
Net cash (used in) provided by investing activities	(410,070)	42,682,302

Cash Flows from Financing Activities:
Advances from related parties	724,820	-
Repayment of advances to related party	-	(167,442)
Proceeds received from related parties under convertible note	150,000	191,667
Redemption of Class A common stock	-	(42,020,432)
Net cash provided by (used in) financing activities	874,820	(41,996,207)

Net change in cash	(308,871)	626,127

Cash - Beginning of the period	309,399	9
Cash - End of the period	$528	$626,136

Supplemental disclosure of noncash activities:
Accounts payable paid by related party	$12,998	$48,568
Increase in redemption value of Class A common stock subject to redemption due to extension	$150,000	$-
Excise tax payable attributable to redemption of Class A common stock	$421,924	$-
Remeasurement for Class A common stock subject to redemption	$524,498	$-

Supplemental cash flow information:
Cash paid for federal income taxes	$537,526	$-

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 2,840,000 warrants (the “Initial Private Placement Warrants”), at a price of $1.00 per Initial Private Placement Warrant to the Sponsor, generating proceeds of approximately $2.8 million (see Note 5). On October 11, 2022, simultaneously with the issuance and sale of the Over-Allotment Units, the Company consummated the sale of an additional 44,660 private placement warrants at $1.00 per private placement warrant (the “Additional Private Placement Warrants”, and together with the Initial Private Placement Warrants, the “Private Placement Warrants”), generating additional gross proceeds of approximately $45,000.

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

If the initial shareholders acquire Public Shares, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriter agreed to waive its rights to the deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.15. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with

DMY SQUARED TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

which the Company has entered into a letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.15 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.15 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

Excise Tax

On August 16, 2022, the Inflation Reduction Act of 2022 (H.R. 5376) (the “IRA”) was signed into federal law. The IRA provides for, among other things, a new 1% U.S. federal excise tax on certain repurchases (including certain redemptions) of stock by publicly traded domestic (i.e. U.S.) corporations and certain domestic subsidiaries of publicly traded foreign (i.e., non-U.S.) corporations (each, a “Covered Corporation”) occurring on or after January 1, 2023 (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. For purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year, subject to certain exceptions.

The U.S. Department of Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the Excise Tax. On December 27, 2022, the Treasury published Notice 2023-2, which provided interim guidance addressing the application of the Excise Tax, including with respect to some transactions in which SPACs typically engage. In the notice, the Treasury appears to have intended to exempt from the Excise Tax any distributions by a Covered Corporation in the same year it completely liquidates, which may include those that occur in connection with redemptions. On April 9, 2024, the Treasury and the Internal Revenue Service (the “IRS”) issued two sets of proposed regulations, providing guidance on the application of the Excise Tax and on the reporting and payment of the Excise Tax. The Proposed Regulations generally adopt the guidance provided in Notice 2023-2. On June 28, 2024, the Treasury and IRS finalized certain of the proposed regulations (those relating to procedures for reporting and paying the Excise Tax). The remaining regulations (largely relating to the computation of the Excise Tax) remain in proposed form, but taxpayers may rely on them until final regulations are issued.

DMY SQUARED TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

Under the IRA, the redemptions of the Company’s Public Shares in January 2024 in connection with the Special Meeting as described above were subject to the 1% Excise Tax, which was due with the Company’s Form 720 filing by April 30, 2025. Failure to timely pay the obligation in full would subject the Company to additional interest and penalties. As of the date these unaudited condensed financial statements were issued, the Company has not filed its 2024 excise tax return. The liability is recorded as a charge to accumulated deficit in accordance with ASC 480-10-S99-3A, “Classification and Measurement of Redeemable Securities”.

Going Concern Consideration

As of March 31, 2025, the Company had minimal cash and working capital deficit of approximately $3.7 million. Further, the Company has incurred and expected to continue to incur significant costs in pursuit of its acquisition plans.

Prior to the consummation of the Initial Public Offering, the Company’s liquidity needs were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 5) and a loan under the Note (as defined in Note 5) in the amount of approximately $145,000. The Company fully repaid the Note balance on October 4, 2022. The Note was no longer available to the Company after closing of its Initial Public Offering. Subsequent to the closing of the Initial Public Offering and the Partial Over-Allotment, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account and advances from related parties (approximately $1.1 million in advances outstanding as of March 31, 2025).

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

DMY SQUARED TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

Note 2—Restatement of Prior Period Financial Statements

The Company identified an error in the recognition of excise tax payable under the IRA in its unaudited condensed financial statements for the quarter ended March 31, 2025. In connection with the redemption of 3,980,414 shares of Class A common stock in January 2024, the Company incurred an excise tax obligation of approximately $420,000. While the effect was previously considered immaterial at December 31, 2024 due to offsetting over-accrued income taxes, that offset was eliminated in the first quarter of 2025, making the full liability material.

Accordingly, the audit committee of the board of directors, in consultation with management, concluded that the financial statements for the Affected Period should not be relied upon and must be restated to reflect the excise tax payable with a corresponding adjustment to accumulated deficit. The restatement does not impact the Company’s cash position or Trust Account.

Impact of the Restatement

The impact of the restatement on the unaudited condensed financial statements for the Affected Period is presented below. The restatements had no impact on the statements of operations.

	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet as of March 31, 2025

Total Liabilities	$12,525,447	$421,924	$12,947,371
Accumulated Deficit	(12,077,766)	(421,924)	(12,499,690)
Total Shareholders’ Deficit	$(12,077,608)	$(421,924)	$(12,499,532)

Statement of Changes in Shareholders’ Deficit for the three months ended March 31, 2025
Excise tax payable attributable to redemption of Class A common stock - Accumulated Deficit	$-	$(421,924)	$(421,924)
Accumulated Deficit - Balance as of March 31, 2025	(12,077,766)	(421,924)	(12,499,690)
Total Shareholders’ Deficit - Balance as of March 31, 2025	$(12,077,608)	$(421,924)	$(12,499,532)

Statement of Cash Flows for the three months ended March 31, 2025
Supplemental disclosure of cash flow information:
Excise tax payable attributable to redemption of Class A common stock	$-	$421,924	$421,924

Note 3—Summary of Significant Accounting Policies

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which regularly exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

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

Warrant Liabilities

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants were recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognized the warrant instruments as liabilities at fair value and will adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value will be recognized in the unaudited condensed statements of operations. The fair value of the Public Warrants and Private Placement Warrants were initially measured at fair value using the Black-Scholes model and the Monte Carlo simulation model, respectively. Beginning in December 2022, the fair value of Public Warrants has been measured based on the listed market price of such Public Warrants. The estimated fair value of the Private Placement Warrants was subsequently determined using the Monte Carlo simulation method with Level 3 inputs. The determination of the fair value of the derivative warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly (see Note 9).

Convertible Note Payable – Related Parties

The option to convert the Convertible Note issued to the Payee on January 2, 2024 (see Note 5) into warrants qualifies as an embedded derivative under ASC 815 and is required to be recognized at fair value, with subsequent changes in fair value recognized in the Company’s unaudited condensed statements of operations each reporting period until the Convertible Note is repaid or converted. As of the funding date and March 31, 2025, the fair value of the embedded conversion option had a de minimis value.

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

DMY SQUARED TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

Net Loss per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A Shares and Class B Shares (or Public Shares and Founder Shares (as defined in Note 5)). Income and losses are shared pro rata between the two classes of shares. Net loss per share of common stock is calculated by dividing the net loss by the weighted average number of common stock outstanding for the respective period. The Company has not considered the effect of the Public Warrants and the Private Placement Warrants to purchase an aggregate of 6,044,160 shares in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. Accretion associated with the redeemable Public Shares is excluded from earnings per share as the redemption value approximates fair value.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09 (Topic 740), “Improvements to Income Tax Disclosures”. The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as an expansion of other income tax disclosures. The ASU is effective on a prospective basis for annual reporting periods beginning after December 15, 2024. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

Issued in November 2024, ASU 2024-03, “Disaggregation of Income Statement Expenses” (Subtopic 220-40), requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the consolidated financial statements. While early adoption is permitted, the Company does not plan to adopt this standard early. This ASU will likely result in additional disclosures being included in the Company’s consolidated financial statements once adopted. The Company is currently evaluating the provisions of this ASU.

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

Note 7—Derivative Warrant Liabilities

As of March 31, 2025 and December 31, 2024, the Company had an aggregate of 6,044,160 warrants outstanding, comprised of 3,159,500 Public Warrants and 2,884,660 Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A Shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC and have an effective registration statement covering the Class A Shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A Shares until the warrants expire or are redeemed. If a registration statement covering the Class A Shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s Class A Shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

DMY SQUARED TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the three months ended March 31,
	2025	2024
Investment income from cash and investments held in Trust Account	$264,427	$346,217
General and administrative expenses	521,402	377,583
Tax expenses	37,143	52,871
Other expenses (income)	4,291,283	(91)
Net loss	(4,556,231)	(168,454)

The CODM reviews investment income from cash and investments in Trust Account to measure and monitor shareholders value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the statements of operations and described within their respective disclosures

Note 11—Subsequent Events

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

Liquidity and Capital Resources; Going Concern Consideration

As of March 31, 2025, we had minimal cash and working capital deficit of approximately $3.7 million. Further, we have incurred and expected to continue to incur significant costs in pursuit of our acquisition plans.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(3) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2025 due to the material weaknesses in our internal control over financial reporting.

The first material weakness was initially disclosed in the Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on April 3, 2025. The second material weakness, identified in connection with the preparation of the financial statements for the quarter ended June 30, 2025, relates to the evaluation and recognition of excise tax payable under the Inflation Reduction Act of 2022. This error resulted in the need to restate our unaudited condensed financial statements for the quarter ended March 31, 2025 to properly reflect excise tax payable and the related adjustment to accumulated deficit. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

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

Remediation Efforts to Address the Identified Material Weaknesses and Status Update

Management intends to take steps to remediate both material weaknesses identified. For the first material weakness, which was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, management intends to enhance documentation of processes, expand internal review procedures for non-routine transactions, increase scrutiny over Trust Account balances, and strengthen oversight from the audit committee and Board. For the second material weakness, management intends to implement enhanced monitoring of new tax guidance, expand internal review procedures for non-routine and tax-sensitive transactions, and reinforce communication protocols between management and advisors.

The elements of our remediation plan can only be accomplished over time. We continue reviewing and implementing our remediation plans and we believe that the planned processes, procedures and reviews are necessary to address the material weaknesses, however until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively, the material weaknesses will not be considered remediated. We can offer no assurance that these initiatives will ultimately have the intended effects. We are committed to the continuous improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Except as described above there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have identified material weaknesses in our internal control over financial reporting. These material weaknesses could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

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

As previously disclosed, we identified an error in the formula for the redemption value for Class A shares subject to possible redemption as of March 31, 2024, June 30, 2024 and September 30, 2024, which resulted in a material misstatement of our Class A common stock subject to possible redemption and the accumulated deficit and related financial disclosures in each of the Quarterly Reports on Form 10-Q as of and for the three months ended March 31, 2024, as of and for the three and six months ended June 30, 2024, and as of and for the three and nine months ended September 30, 2024 (the “2024 Affected Periods”). As a result, our management has concluded that a material weakness existed in the Company’s internal control over financial reporting as of December 31, 2024, and that the Company’s disclosure controls and procedures were ineffective as of December 31, 2024. The Company intends to take steps to remediate this material weakness, including plans to increase scrutiny over Trust Account balances, to enhance documentation of processes, and to increase communication among the Company’s management and board of directors. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Additionally, in connection with the restatement described in Note 2—Restatement of Prior Period Financial Statements, the Company concluded that it had not properly recognized excise tax payable under the Inflation Reduction Act of 2022 (“IRA”) related to the redemption of 3,980,414 shares of Class A common stock in January 2024. While the impact was previously considered immaterial at December 31, 2024 due to offsetting over-accrued income taxes, that offset was eliminated in the first quarter of 2025, making the full liability material. As a result, the audit committee of the board of directors, in consultation with management, determined that the financial statements for the quarter ended March 31, 2025 should no longer be relied upon and must be restated.

The error in the Affected Period reflects a deficiency in our internal controls related to the evaluation and recognition of excise tax obligations. As a result, our management has concluded that a material weakness existed in the Company’s internal control over financial reporting as of March 31, 2025, and that the Company’s disclosure controls and procedures were not effective as of March 31, 2025. Although we maintain processes to identify and apply accounting requirements, this error highlights the need for enhanced procedures to monitor complex and emerging tax-related guidance and to ensure timely recognition of such obligations. Our remediation plans include implementing enhanced monitoring of new tax guidance, expanding internal review procedures for non-routine and tax-sensitive transactions, and reinforcing communication protocols between management and advisors.

Efforts to remediate the foregoing material weaknesses may not be effective or prevent any future material weakness or significant deficiency in our internal control over financial reporting. If our efforts are not successful or other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence and cause the market price of our Class A common stock to decline.

We can give no assurance that the measures we have taken or plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls.

We may face litigation and other risks as a result of the material weaknesses in our internal control over financial reporting.

As discussed elsewhere in this Quarterly Report, we have identified material weaknesses in our internal controls over financial reporting. As a result of such material weaknesses, the restatement of our financial statements for the Affected Period and the 2024 Affected Periods and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatements and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Quarterly Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future.

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

Date: August 27, 2025	DMY SQUARED TECHNOLOGY GROUP, INC.

	By:	/s/ Harry L. You
	Name:	Harry L. You
	Title:	Chairman, Chief Executive Officer, Chief Financial Officer and Director