Form 10-Q
period 2025-06-30
dMY Squared Technology Group, Inc.
filed 2025-08-27
CIK 1915380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

DMY SQUARED TECHNOLOGY GROUP, INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

DMY SQUARED TECHNOLOGY GROUP, INC.

CONDENSED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(unaudited)
Assets:
Current assets:
Cash	$348	$309,399
Prepaid expenses	211,581	133,023
Total current assets	211,929	442,422
Cash and Investments held in Trust Account	26,680,869	25,587,986
Total Assets	$26,892,798	$26,030,408

Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$480,070	$486,018
Accrued expenses	1,659,265	777,616
Convertible note - related parties	941,667	641,667
Advances from related parties	1,398,004	389,871
Excise tax payable	421,924	-
Corporate tax payable	-	180,115
Income tax payable	-	303,913
Total current liabilities	4,900,930	2,779,200
Overfunding loans	947,850	947,850
Derivative warrant liabilities	11,544,350	1,450,600
Deferred underwriting commissions	2,211,650	2,211,650
Total Liabilities	19,604,780	7,389,300

Commitments and Contingencies
Class A common stock, $0.0001 par value; 35,000,000 shares authorized; 2,338,586 shares subject to possible redemption at approximately $11.37 and $10.90 per share as of June 30, 2025 and December 31, 2024, respectively	26,580,869	25,487,987

Shareholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2025 and December 31, 2024	-	-
Class A common stock, $0.0001 par value; 35,000,000 shares authorized; no non-redeemable shares issued or outstanding as of June 30, 2025 and December 31, 2024	-	-
Class B common stock, $0.0001 par value; 5,000,000 shares authorized; 1,579,750 shares issued and outstanding as of June 30, 2025 and December 31, 2024	158	158
Additional paid-in capital	-	-
Accumulated deficit	(19,293,009)	(6,847,037)
Total shareholders’ deficit	(19,292,851)	(6,846,879)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Shareholders’ Deficit	$26,892,798	$26,030,408

The accompanying notes are an integral part of these unaudited condensed financial statements.

DMY SQUARED TECHNOLOGY GROUP, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three and six months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
General and administrative expenses	$749,559	$230,197	$1,270,961	$607,780
Corporate tax expenses (benefits)	25,900	182,903	(3,270)	267,211
Loss from operations	(775,459)	(413,100)	(1,267,691)	(874,991)

Other income (expenses):
Interest income on operating account	19	156	96	247
Investment income from cash and investments held in Trust Account	268,385	323,704	532,812	669,921
Change in fair value of derivative warrant liabilities	(5,802,390)	-	(10,093,750)	-
Total other income (expenses)	(5,533,986)	323,860	(9,560,842)	670,168
Net loss before provision for income taxes	(6,309,445)	(89,240)	(10,828,533)	(204,823)
Provision for income taxes	65,490	231,821	102,633	284,692
Net loss	$(6,374,935)	$(321,061)	$(10,931,166)	$(489,515)

Weighted average shares outstanding of Class A common stock, basic and diluted	2,338,586	2,338,586	2,338,586	2,404,197
Basic and diluted net loss per share, Class A common stock	$(1.63)	$(0.08)	$(2.79)	$(0.12)
Weighted average shares outstanding of Class B common stock, basic and diluted	1,579,750	1,579,750	1,579,750	1,579,750
Basic and diluted net loss per share, Class B common stock	$(1.63)	$(0.08)	$(2.79)	$(0.12)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DMY SQUARED TECHNOLOGY GROUP, INC.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the three and six months ended June 30, 2025
			Additional		Total
	Class B Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2024	1,579,750	$158	$-	$(6,847,037)	$(6,846,879)
Increase in redemption value of Class A common stock subject to redemption due to extension	-	-	-	(150,000)	(150,000)
Remeasurement for Class A common stock subject to redemption	-	-	-	(524,498)	(524,498)
Net loss	-	-	-	(4,556,231)	(4,556,231)
Balance - March 31, 2025 (unaudited)	1,579,750	158	-	(12,077,766)	(12,077,608)
Increase in redemption value of Class A common stock subject to redemption due to extension	-	-	-	(150,000)	(150,000)
Excise tax payable attributable to redemption of Class A common stock	-	-	-	(421,924)	(421,924)
Remeasurement for Class A common stock subject to redemption	-	-	-	(268,384)	(268,384)
Net loss	-	-	-	(6,374,935)	(6,374,935)
Balance - June 30, 2025 (unaudited)	1,579,750	$158	$-	$(19,293,009)	$(19,292,851)

	For the three and six months ended June 30, 2024
			Additional		Total
	Class B Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2023	1,579,750	$158	$-	$(5,079,176)	$(5,079,018)
Increase in redemption value of Class A common stock subject to redemption due to extension	-	-	-	(191,667)	(191,667)
Remeasurement for Class A common stock subject to redemption	-	-	-	(209,038)	(209,038)
Net loss	-	-	-	(168,454)	(168,454)
Balance - March 31, 2024 (unaudited)	1,579,750	158	-	(5,648,335)	(5,648,177)
Increase in redemption value of Class A common stock subject to redemption due to extension	-	-	-	(150,000)	(150,000)
Remeasurement for Class A common stock subject to redemption	-	-	-	526,474	526,474
Net loss	-	-	-	(321,061)	(321,061)
Balance - June 30, 2024 (unaudited)	1,579,750	$158	$-	$(5,592,922)	$(5,592,764)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DMY SQUARED TECHNOLOGY GROUP, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(10,931,166)	$(489,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Investment income from cash and investments held in Trust Account	(532,812)	(669,921)
Change in fair value of derivative warrant liabilities	10,093,750	-
General and administrative expenses advanced by related party	241,636	191,887
Changes in operating assets and liabilities:
Prepaid expenses	(78,558)	61,250
Accounts payable	35,728	(177,819)
Accrued expenses	881,649	115,839
Corporate tax payable	(180,115)	(106,797)
Income tax payable	(303,913)	(224,191)
Net cash used in operating activities	(773,801)	(1,299,267)

Cash Flows from Investing Activities:
Cash deposited in Trust Account for extension	(300,000)	(341,667)
Cash re-contributed to the Trust Account for excess tax withdrawals	(260,070)	-
Withdrawal from Trust Account to pay for taxes	-	1,872,655
Withdrawal from Trust Account to pay for redemption	-	42,020,432
Net cash (used in) provided by investing activities	(560,070)	43,551,420

Cash Flows from Financing Activities:
Advances from related parties	724,820	-
Repayment of advances to related party	-	(167,442)
Proceeds received from related parties under convertible note	300,000	341,667
Redemption of Class A common stock	-	(42,020,432)
Net cash provided by (used in) financing activities	1,024,820	(41,846,207)

Net change in cash	(309,051)	405,946

Cash - Beginning of the period	309,399	9
Cash - End of the period	$348	$405,955

Supplemental disclosure of noncash activities:
Accounts payable paid by related party	$41,677	$6,000
Excise tax payable attributable to redemption of Class A common stock	$421,924	$-
Increase in redemption value of Class A common stock subject to redemption due to extension	$300,000	$341,667
Remeasurement for Class A common stock subject to redemption	$792,882	$(317,436)

Supplemental cash flow information:
Cash paid for federal income taxes	$537,526	$508,883

The accompanying notes are an integral part of these unaudited condensed financial statements.

DMY SQUARED TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from February 15, 2022 (inception) through June 30, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

JUNE 30, 2025

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

JUNE 30, 2025

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

The Company’s board determined that, in order for the Company to have additional time to complete a Business Combination in a more cost effective manner, it would be in the best interests of the Company and its shareholders to extend the Prior Outside Date to allow for a period of additional time to consummate the Business Combination. On January 2, 2024, the Company held a special meeting of its shareholders (the “Special Meeting”). At the Special Meeting, the Company’s shareholders approved an amendment of the Charter to extend (the “Extension”) the date by which the Company has to consummate a Business Combination from January 4, 2024 to January 29, 2024 (the “Extended Date”) and thereafter for one calendar month each time, until up to December 29, 2025 (each, an “Additional Extended Date”, each monthly extension, an “Extension Period”, and such period in its entirety, from the Initial Public Offering until the final Additional Extended Date, the “Combination Period”), only if the Sponsor or its designee would deposit (the “Contribution”) into the Trust Account as a loan, (i) on or before January 4, 2024, with respect to the initial extension to the Extended Date, an amount of $41,667, and (ii) one business day following the public announcement by the Company disclosing that the board of directors has determined to implement an additional monthly extension, with respect to each such Extension Period, an amount of $50,000. In connection with the shareholder approval of the Extension, an aggregate of 3,980,414 Public Shares were redeemed, and the Company paid approximately $42.0 million accordingly on January 4, 2024.

DMY SQUARED TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

In connection with the Contribution and advances the Sponsor or its affiliates may make in the future to the Company for working capital expenses, on January 2, 2024, the Company issued a convertible promissory note to Harry L. You, Chairman and Chief Financial Officer and an affiliate of the Sponsor (the “Payee”), with a principal amount up to $1.75 million (the “Convertible Note”). The Convertible Note bears no interest and is repayable on the earlier of (i) the date on which the Company consummates an initial Business Combination and (ii) the liquidation date. If the Company does not consummate a Business Combination before the end of the Combination Period, the Convertible Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon the consummation of the initial Business Combination, up to $1,500,000 of the outstanding principal of the Convertible Note may be converted into warrants, at a price of $1.00 per warrant, at the option of the Payee. Since January 2, 2024, the board of directors has elected to extend the liquidation date to August 29, 2025. Accordingly, the Company has drawn down from the Convertible Note and deposited $991,667 into the Trust Account in connection with such extensions.

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

JUNE 30, 2025

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

Excise Tax

On August 16, 2022, the Inflation Reduction Act of 2022 (H.R. 5376) (the “IRA”) was signed into federal law. The IR Act provides for, among other things, a new 1% U.S. federal excise tax on certain repurchases (including certain redemptions) of stock by publicly traded domestic (i.e. U.S.) corporations and certain domestic subsidiaries of publicly traded foreign (i.e., non-U.S.) corporations (each, a “Covered Corporation”) occurring on or after January 1, 2023 (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. For purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year, subject to certain exceptions.

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

DMY SQUARED TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

Under the proposed regulations, redemptions of the Company’s Public Shares in January 2024 in connection with the Special Meeting as described above, are expected to be subject to the Excise Tax, which is due with the Company’s Form 720 filing by April 30, 2025. Failure to timely pay the obligation in full would subject the Company to additional interest and penalties. As of the date these unaudited condensed financial statements were issued, the Company has not filed its 2024 excise tax return.

During the three months ended June 30, 2025, the Company recorded an excise tax expense related to the January 2024 redemption of Public Shares of approximately $420,000. The liability is recorded as a charge to accumulated deficit in accordance with ASC 480-10-S99-3A, “Classification and Measurement of Redeemable Securities”. As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on April 3, 2025, the applicability of the Excise Tax to such redemptions was uncertain at year-end due to pending regulatory guidance and other factors. In 2025, based on additional guidance and analysis, management concluded that recognition of the obligation was appropriate.

Going Concern Consideration

As of June 30, 2025, the Company had minimal cash and working capital deficit of approximately $4.7 million. Further, the Company has incurred and expected to continue to incur significant costs in pursuit of its acquisition plans.

Prior to the consummation of the Initial Public Offering, the Company’s liquidity needs were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4) and a loan under the Note (as defined in Note 4) in the amount of approximately $145,000. The Company fully repaid the Note balance on October 4, 2022. The Note was no longer available to the Company after closing of its Initial Public Offering. Subsequent to the closing of the Initial Public Offering and the Partial Over-Allotment, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account and advances from related parties (approximately $1.4 million in advances outstanding as of June 30, 2025).

In addition, in order to provide the Contribution and to finance transaction costs in connection with a Business Combination, the Company issued the Convertible Note to the Payee with a principal amount up to $1.75 million on January 2, 2024 as discussed above. As of June 30, 2025, the Company had an outstanding amount of $941,667 under the Convertible Note. Subsequent to June 30, 2025, the Company borrowed an additional amount of $50,000, increasing the total amount outstanding under the Convertible Note to $991,667. All proceeds received under the Convertible Note were contributed into the Trust Account in connection with extensions of the Combination Period to August 29, 2025.

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

JUNE 30, 2025

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

The proposed regulations in connection with the IR Act have not been finalized, and whether and to what extent the Company would be subject to the Excise Tax on a redemption of Public Shares or other stock issued by the Company will depend on various factors, and the amount of such tax could be subject to changes. Funds in the Trust Account, including any interest earned thereon, will not be used to pay for any Excise Tax liabilities with respect to any redemptions that occur prior to or in connection with a Business Combination or liquidation of the Company. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, Article 8 of Regulation S-X. Certain disclosures normally included in financial statements have been condensed or omitted from these unaudited condensed financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation of the financial position, operating results and cash flows for the periods presented have been included. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or any future period.

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

JUNE 30, 2025

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2025 and December 31, 2024.

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

Cash and Investments Held in Trust Account

The Company’s portfolio of investments was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. On September 25, 2024, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to transfer its Trust Account out of investment in securities into an interest-bearing bank deposit account in order to mitigate the risk of being deemed an unregistered investment company, and the account was transferred in March 2025. As of June 30, 2025, the trust balance was held in cash. As of December 31, 2024 the trust balance was held in US Treasury Bills.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities other than for the Overfunding Loan to the Sponsor, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets, either because of the short-term nature of the instruments or because the instrument is recognized at fair value.

DMY SQUARED TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

Convertible Note Payable – Related Parties

The option to convert the Convertible Note issued to the Payee on January 2, 2024 (see Note 4) into warrants qualifies as an embedded derivative under ASC 815 and is required to be recognized at fair value, with subsequent changes in fair value recognized in the Company’s unaudited condensed statements of operations each reporting period until the Convertible Note is repaid or converted. As of the funding date and June 30, 2025, the fair value of the embedded conversion option had a de minimis value.

DMY SQUARED TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

Public Shares Subject to Possible Redemption

As discussed in Note 1, all of the Public Shares sold as part of the units in the Initial Public Offering contain a redemption feature. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the securities to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Therefore, the carrying value of all Public Shares has been classified outside of permanent equity. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Public Shares resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

For the three and six months ended June 30, 2025 and 2024, the amounts of Public Shares reflected in the unaudited condensed financial statements are reconciled in the following table:

Class A common stock subject to possible redemption - December 31, 2024	$25,487,987
Plus:
Increase in redemption value of Class A common stock subject to possible redemption subject to redemption due to extension	150,000
Remeasurement for Class A common stock subject to redemption	524,498
Class A common stock subject to possible redemption - March 31, 2025 (unaudited)	$26,162,485
Plus:
Increase in redemption value of Class A common stock subject to possible redemption subject to redemption due to extension	150,000
Remeasurement for Class A common stock subject to redemption	268,384
Class A common stock subject to possible redemption - June 30, 2025 (unaudited)	$26,580,869

DMY SQUARED TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share of common stock for each class of common stock for the three and six months ended June 30, 2025 and 2024:

	For the three months ended June 30,
	2025		2024
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss	$(3,804,761)	$(2,570,174)	$(191,619)	$(129,442)

Denominator:
Basic and diluted weighted average common shares outstanding	2,338,586	1,579,750	2,338,586	1,579,750
Basic and diluted net loss per common share	$(1.63)	$(1.63)	$(0.08)	$(0.08)

	For the six months ended June 30,
	2025		2024
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss	$(6,524,063)	$(4,407,103)	$(295,408)	$(194,107)

Denominator:
Basic and diluted weighted average common shares outstanding	2,338,586	1,579,750	2,404,197	1,579,750
Basic and diluted net loss per common share	$(2.79)	$(2.79)	$(0.12)	$(0.12)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2025 and December 31, 2024, the Company had gross deferred tax assets of approximately $1.4 million and $949,000, respectively, which were presented net of a full valuation allowance.

DMY SQUARED TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2025 and December 31, 2024. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09 (Topic 740), “Improvements to Income Tax Disclosures”. The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as an expansion of other income tax disclosures. The ASU is effective on a prospective basis for annual reporting periods beginning after December 15, 2024. The Company is currently evaluating the impact this ASU will have on its unaudited condensed financial statements and related disclosures.

Issued in November 2024, ASU 2024-03, “Disaggregation of Income Statement Expenses” (Subtopic 220-40), requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the consolidated financial statements. While early adoption is permitted, the Company does not plan to adopt this standard early. This ASU will likely result in additional disclosures being included in the Company’s unaudited condensed financial statements once adopted. The Company is currently evaluating the provisions of this ASU.

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

DMY SQUARED TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

Note 4—Related Party Transactions

Founder Shares

On March 16, 2022, the Sponsor purchased 2,875,000 shares of the Company’s Class B common stock, par value $0.0001 per share (the “Founder Shares” or the “Class B Shares”), for an aggregate purchase price of $25,000, pursuant to a securities subscription agreement dated March 3, 2022 by and between the Company and the Sponsor (as amended by a subscriber forfeiture and amendment No. 1 to the securities subscription agreement dated September 8, 2022 and a subscriber forfeiture and amendment No. 2 to the securities subscription agreement dated September 29, 2022). On September 8, 2022 and September 29, 2022, the Sponsor surrendered to the Company 718,750 and 431,250 Founder Shares, respectively, in each case for no consideration, resulting in the Sponsor owning 1,725,000 Founder Shares. The initial shareholders agreed to forfeit up to 225,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriter, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriter partially exercised its over-allotment option on October 11, 2022 and waived the remainder of its over-allotment option. Accordingly, the Sponsor forfeited 145,250 Founder Shares on October 11, 2022.

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

JUNE 30, 2025

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

The Company’s Sponsor and its affiliates have paid for certain expenses on behalf of the Company. As of June 30, 2025 and December 31, 2024, the Company had an outstanding advances balance from such parties of approximately $1.4 million and $390,000, respectively.

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

As of June 30, 2025, the Company had an outstanding amount of $941,667 under the Convertible Note. Subsequent to June 30, 2025, the Company borrowed an additional amount of $50,000, increasing the total amount outstanding under the Convertible Note to $991,667. All proceeds received under the Convertible Note were contributed into the Trust Account in connection with extensions of the Combination Period to August 29, 2025.

The option to convert the Convertible Note into warrants qualifies as an embedded derivative under FASB ASC 815 and is required to be recognized at fair value with subsequent changes in fair value recognized in the Company’s unaudited condensed statements of operations each reporting period until the Convertible Note is repaid or converted. As of the funding date and June 30, 2025, the fair value of the embedded conversion option had a de minimis value.

DMY SQUARED TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

Administrative Services Agreement

On October 4, 2022, the Company entered into an agreement pursuant to which it agreed to pay the Sponsor $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company recorded $30,000 and $60,000 in connection with such fees during each of the three and six months ended June 30, 2025 and 2024 in the accompanying unaudited condensed statements of operations. The Company recorded an outstanding balance of $250,000 and $190,000 as of June 30, 2025 and December 31, 2024, respectively, in connection with such fees in accrued expenses in the accompanying condensed balance sheets.

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

DMY SQUARED TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

Note 6—Derivative Warrant Liabilities

As of June 30, 2025 and December 31, 2024, the Company had an aggregate of 6,044,160 warrants outstanding, comprised of 3,159,500 Public Warrants and 2,884,660 Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A Shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC and have an effective registration statement covering the Class A Shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A Shares until the warrants expire or are redeemed. If a registration statement covering the Class A Shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s Class A Shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The warrants have an exercise price of $11.50 per share, subject to adjustment, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A Shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A Shares (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A Shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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

JUNE 30, 2025

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

Note 7—Shareholders’ Deficit

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 35,000,000 Class A Shares with a par value of $0.0001 per share. As of June 30, 2025 and December 31, 2024, there were 2,338,586 Class A Shares issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity on the accompanying condensed balance sheets.

Class B Common Stock—The Company is authorized to issue 5,000,000 Class B Shares with a par value of $0.0001 per share. As of June 30, 2025 and December 31, 2024, there were 1,579,750 Class B Shares issued and outstanding.

DMY SQUARED TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

Note 8—Fair Value Measurements

The following tables present information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, by level within the fair value hierarchy:

June 30, 2025

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities - Public Warrants	$-	$6,034,650	$-
Derivative warrant liabilities - Private Warrants	$-	$-	$5,509,700

December 31, 2024

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Bill(1)	$25,587,986	$-	$-
Liabilities:
Derivative warrant liabilities - Public Warrants	$-	$758,280	$-
Derivative warrant liabilities - Private Warrants	$-	$-	$692,320

(1)	The cash balance within the Trust Account includes $617 as of December 31, 2024.

DMY SQUARED TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in December 2022 when the Public Warrants were separately listed and traded. As of June 30, 2025 and December 31, 2024, the fair value measurement for Public Warrants was transferred to Level 2 measurement due to low trading volume. Level 1 assets include investments in money market funds or U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants and the Private Placement Warrants was initially measured using Black-Scholes option pricing model and Monte Carlo simulation method, respectively. Beginning in December 2022, the fair value of Public Warrants has been measured based on the listed market price of such Public Warrants. The estimated fair value of the Private Placement Warrants was determined using a Monte Carlo simulation method with Level 3 inputs as of June 30, 2025 and December 31, 2024. Inherent in a Black-Scholes option pricing model and a Monte Carlo simulation method are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates of June 30, 2025 and December 31, 2024:

	As of June 30, 2025	As of December 31, 2024
Exercise price	$11.50	$11.50
Stock price	$13.00	$10.66
Volatility	3.5%	3.3%
Risk-free rate	3.7%	4.3%
Expected terms (years)	5.08	5.25
Dividend yield	0.0%	0.0%

The changes in the Level 3 fair value of the derivative warrant liabilities for the three and six months ended June 30, 2025 and 2024 are summarized as follows:

Balance as of December 31, 2024 - Level 3	$692,320
Change in fair value of derivative warrant liabilities - Private Warrants	2,048,110
Balance as of March 31, 2025 - Level 3	2,740,430
Change in fair value of derivative warrant liabilities - Private Warrants	2,769,270
Balance as of June 30, 2025 - Level 3	$5,509,700

Balance as of December 31, 2023 - Level 3	$432,700
Change in fair value of derivative warrant liabilities - Private Warrants	-
Balance as of March 31, 2024 - Level 3	432,700
Change in fair value of derivative warrant liabilities - Private Warrants	-
Balance as of June 30, 2024 - Level 3	$432,700

DMY SQUARED TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Investment income from cash and investments held in Trust Account	$268,385	$323,704	$532,812	$669,921
General and administrative expenses	(749,559)	(230,197)	(1,270,961)	(607,780)
Tax expenses	(91,390)	(414,724)	(99,363)	(551,903)
Other income (expenses)	(5,802,371)	156	(10,093,654)	247
Net loss	$(6,374,935)	$(321,061)	$(10,931,166)	$(489,515)

The CODM reviews investment income from cash and investments in Trust Account to measure and monitor shareholders value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the statement of operations and described within their respective disclosures.

Note 10—Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the unaudited condensed financial statements, except as noted below.

Subsequent to June 30, 2025, the Company borrowed an additional amount of $50,000 under the Convertible Note, increasing the total amount outstanding to $991,667, and contributed the full proceeds into the Trust Account in connection with an extension of the Combination Period to August 29, 2025.

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

As of June 30, 2025, we had not commenced any operations. All activity for the period from February 15, 2022 (inception) through June 30, 2025 relates to our formation and the Initial Public Offering as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income from the proceeds derived from the Initial Public Offering.

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

Since January 2, 2024, our board of directors has elected to extend our liquidation date to August 29, 2025. Accordingly, we have drawn down from the Convertible Note and deposited $$991,667 into the Trust Account in connection with such extensions.

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

Excise Tax

On August 16, 2022, the Inflation Reduction Act of 2022 (H.R. 5376) (the “IRA”) was signed into federal law. The IR Act provides for, among other things, a new 1% U.S. federal excise tax on certain repurchases (including certain redemptions) of stock by publicly traded domestic (i.e. U.S.) corporations and certain domestic subsidiaries of publicly traded foreign (i.e., non-U.S.) corporations (each, a “Covered Corporation”) occurring on or after January 1, 2023 (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. For purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year, subject to certain exceptions.

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

Under the proposed regulations, redemptions of our Public Shares in January 2024 in connection with the Special Meeting as described above, are expected to be subject to the Excise Tax, which is due with the Form 720 filing by April 30, 2025. Failure to timely pay the obligation in full would subject our company to additional interest and penalties. As of the date these unaudited condensed financial statements were issued, we have not filed our 2024 excise tax return.

During the three months ended June 30, 2025, we recorded an excise tax expense related to the January 2024 redemption of Public Shares of approximately $420,000. The liability is recorded as a charge to accumulated deficit in accordance with ASC 480-10-S99-3A, “Classification and Measurement of Redeemable Securities”. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on April 3, 2025, the applicability of the Excise Tax to such redemptions was uncertain at year-end due to pending regulatory guidance and other factors. In 2025, based on additional guidance and analysis, management concluded that recognition of the obligation was appropriate.

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

Liquidity and Capital Resources; Going Concern Consideration

As of June 30, 2025, we had minimal cash and working capital deficit of approximately $4.7 million. Further, we have incurred and expected to continue to incur significant costs in pursuit of our acquisition plans.

Prior to the consummation of the Initial Public Offering, our liquidity needs were satisfied through the payment of $25,000 from our Sponsor to purchase Founder Shares and a loan under the Note in the amount of approximately $145,000. We fully repaid the Note balance on October 4, 2022. The Note was no longer available to us after closing of our Initial Public Offering. Subsequent to the closing of the Initial Public Offering and the Partial Over-Allotment, our liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account and advances from related parties (approximately $1.4 million in advances outstanding as of June 30, 2025).

In addition, in order to provide the Contribution and to finance transaction costs in connection with a Business Combination, we issued the Convertible Note to an affiliate of the Sponsor with a principal amount up to $1.75 million on January 2, 2024 as discussed above. As of June 30, 2025, we had an outstanding amount of $941,667 under the Convertible Note. Subsequent to June 30, 2025, we borrowed and an additional amount of $50,000, increasing the total amount outstanding under the Convertible Note to $991,667. All proceeds received under the Convertible Note were contributed into the Trust Account in connection with extensions of the Combination Period to August 29, 2025.

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

The proposed regulations in connection with the IR Act have not been finalized, and whether and to what extent the Company would be subject to the Excise Tax on a redemption of Public Shares or other stock issued by the Company will depend on various factors, and the amount of such tax could be subject to changes. Funds in the Trust Account, including any interest earned thereon, will not be used to pay for any Excise Tax liabilities with respect to any redemptions that occur prior to or in connection with a Business Combination or liquidation of the Company. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Results of Operations

Our entire activity from February 15, 2022 (inception) through June 30, 2025 is related to our formation and the preparation for our Initial Public Offering, and since the closing of our Initial Public Offering, the search for a prospective initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of investment income from the Trust Account. We will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our derivative liabilities at each reporting period.

For the three months ended June 30, 2025, we had net loss of approximately $6.4 million, which consisted of approximately $750,000 of general and administrative expenses (of which $30,000 was for administrative expenses paid to our Sponsor) and approximately $91,000 of tax expenses, and approximately $5.8 million of loss from change in fair value of the derivative warrant liabilities, partially offset by approximately $268,000 of interest income from operating account and cash and investments held in the Trust Account.

For the six months ended June 30, 2025, we had net loss of approximately $10.9 million, which consisted of approximately $1.3 million of general and administrative expenses (of which $60,000 was for administrative expenses paid to our Sponsor) and approximately $100,000 of tax expenses, and approximately $10.1 million of loss from change in fair value of the derivative warrant liabilities, partially offset by approximately $533,000 of interest income from operating account and cash and investments held in the Trust Account.

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

Contractual Obligations

Administrative Services Agreement

On October 4, 2022, we entered into an agreement pursuant to which we agreed to pay our Sponsor $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or our liquidation, we will cease paying these monthly fees. We recorded $30,000 and $60,000 in connection with such fees during each of the three and six months ended June 30, 2025 and 2024 in the accompanying unaudited condensed statements of operations. We recorded an outstanding balance of $250,000 and $190,000 as of June 30, 2025 and December 31, 2024, respectively in connection with such fees in accrued expenses in the accompanying balance sheets.

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

As of June 30, 2025, we had an outstanding amount of $941,667 under the Convertible Note. Subsequent to June 30, 2025, we borrowed an additional amount of $50,000, increasing the total amount outstanding under the Convertible Note to $$991,667. All proceeds received under the Convertible Note were contributed into the Trust Account in connection with extensions of the Combination Period to August 29, 2025.

The option to convert the Convertible Note into warrants qualifies as an embedded derivative under ASC 815 and is required to be recognized at fair value with subsequent changes in fair value recognized in our statements of operations each reporting period until the Convertible Note is repaid or converted. As of the funding date and June 30, 2025, the fair value of the embedded conversion option was de minimis.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(b)(1) of Regulation S-K and did not have any commitments or contractual obligations.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(3) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2025 due to the material weaknesses in our internal control over financial reporting.

The first material weakness was initially disclosed in the Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on April 3, 2025. The second material weakness, identified in connection with the preparation of the financial statements for the quarter ended June 30, 2025, relates to the evaluation and recognition of excise tax payable under the Inflation Reduction Act of 2022. This second weakness resulted in the restatement of our unaudited condensed financial statements for the quarter ended March 31, 2025 to properly reflect excise tax payable and the related adjustment to accumulated deficit. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

Except as described in our Annual Report on Form 10-K filed with the SEC on April 3, 2025 and above there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Additionally, as previously disclosed, we identified an error in our Quarterly Report on Form 10-Q as of and for the three months ended March 31, 2025 (the “2025 Affected Period”). We concluded that we had not properly recognized excise tax payable under the Inflation Reduction Act of 2022 (“IRA”) related to the redemption of 3,980,414 shares of Class A common stock in January 2024. While the impact was previously considered immaterial at December 31, 2024 due to offsetting over-accrued income taxes, that offset was eliminated in the first quarter of 2025, making the full liability material. As a result, the audit committee of the board of directors, in consultation with management, determined that the financial statements for the quarter ended March 31, 2025 should no longer be relied upon and must be restated.

The error in the 2025 Affected Period reflects a deficiency in our internal controls related to the evaluation and recognition of excise tax obligations. As a result, our management has concluded that a material weakness existed in the Company’s internal control over financial reporting as of March 31, 2025, and that the Company’s disclosure controls and procedures were not effective as of March 31, 2025. Although we maintain processes to identify and apply accounting requirements, this error highlights the need for enhanced procedures to monitor complex and emerging tax-related guidance and to ensure timely recognition of such obligations. Our remediation plans include implementing enhanced monitoring of new tax guidance, expanding internal review procedures for non-routine and tax-sensitive transactions, and reinforcing communication protocols between management and advisors.

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

As discussed elsewhere in this Quarterly Report, we have identified material weaknesses in our internal controls over financial reporting. As a result of such material weaknesses, the restatement of our financial statements for the 2025 Affected Period and the 2024 Affected Periods and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatements and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Quarterly Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	This certification is furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

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