Form 10-Q
period 2025-09-30
dMY Squared Technology Group, Inc.
filed 2025-11-14
CIK 1915380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-41519

DMY SQUARED TECHNOLOGY GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Massachusetts	88-0748933
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

80 North Town Center Drive, Suite 100 Las Vegas, Nevada	89144
(Address of Principal Executive Offices)	(Zip Code)

(702) 781-4313
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, par value $0.0001 per share, and one-half of one redeemable warrant	DMYYU	OTC Markets Group, Inc.
Class A Common Stock, par value $0.0001 per share	DMYY	OTC Markets Group, Inc.
Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	DMYYW	OTC Markets Group, Inc.

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

As of November 14, 2025, 2,338,586 shares of Class A common stock, par value $0.0001 per share, and 1,579,750 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

DMY SQUARED TECHNOLOGY GROUP, INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

DMY SQUARED TECHNOLOGY GROUP, INC.

CONDENSED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(unaudited)
Assets:
Current assets:
Cash	$349	$309,399
Prepaid expenses	75,850	133,023
Total current assets	76,199	442,422
Cash and Investments held in Trust Account	27,106,899	25,587,986
Total Assets	$27,183,098	$26,030,408

Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$509,072	$486,018
Accrued expenses	3,335,336	777,616
Convertible note - related parties	1,091,667	641,667
Advances from related parties	1,484,454	389,871
Excise tax payable	548,016	-
Corporate tax payable	-	180,115
Income tax payable	-	303,913
Total current liabilities	6,968,545	2,779,200
Overfunding loans	947,850	947,850
Derivative warrant liabilities	10,698,170	1,450,600
Deferred underwriting commissions	2,211,650	2,211,650
Total Liabilities	20,826,215	7,389,300

Commitments and Contingencies
Class A common stock, $0.0001 par value; 35,000,000 shares authorized; 2,338,586 shares subject to possible redemption at approximately $11.55 and $10.90 per share as of September 30, 2025 and December 31, 2024, respectively	27,006,899	25,487,987

Shareholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2025 and December 31, 2024	-	-
Class A common stock, $0.0001 par value; 35,000,000 shares authorized; no non-redeemable shares issued or outstanding as of September 30, 2025 and December 31, 2024	-	-
Class B common stock, $0.0001 par value; 5,000,000 shares authorized; 1,579,750 shares issued and outstanding as of September 30, 2025 and December 31, 2024	158	158
Additional paid-in capital	-	-
Accumulated deficit	(20,650,174)	(6,847,037)
Total shareholders’ deficit	(20,650,016)	(6,846,879)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Shareholders’ Deficit	$27,183,098	$26,030,408

The accompanying notes are an integral part of these unaudited condensed financial statements.

DMY SQUARED TECHNOLOGY GROUP, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
General and administrative expenses	$1,961,956	$184,903	$3,232,917	$792,683
Corporate tax expenses (benefits)	25,900	102,870	22,630	370,081
Loss from operations	(1,987,856)	(287,773)	(3,255,547)	(1,162,764)

Other income (expenses):
Interest income on operating account	-	104	96	351
Investment income from cash and investments held in Trust Account	276,031	334,799	808,843	1,004,720
Change in fair value of derivative warrant liabilities	846,180	241,770	(9,247,570)	241,770
Total other income (expenses)	1,122,211	576,673	(8,438,631)	1,246,841
Net loss before provision for income taxes	(865,645)	288,900	(11,694,178)	84,077
Provision for income taxes	65,490	143,420	168,123	428,112
Net loss	$(931,135)	$145,480	$(11,862,301)	$(344,035)

Weighted average shares outstanding of Class A common stock, basic and diluted	2,338,586	2,338,586	2,338,586	2,382,167
Basic and diluted net loss per share, Class A common stock	$(0.24)	$0.04	$(3.03)	$(0.09)
Weighted average shares outstanding of Class B common stock, basic and diluted	1,579,750	1,579,750	1,579,750	1,579,750
Basic and diluted net loss per share, Class B common stock	$(0.24)	$0.04	$(3.03)	$(0.09)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DMY SQUARED TECHNOLOGY GROUP, INC.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the three and nine months ended September 30, 2025
			Additional		Total
	Class B Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2024	1,579,750	$158	$-	$(6,847,037)	$(6,846,879)
Increase in redemption value of Class A common stock subject to redemption due to extension	-	-	-	(150,000)	(150,000)
Excise tax payable attributable to redemption of Class A common stock	-	-	-	(421,924)	(421,924)
Remeasurement for Class A common stock subject to redemption	-	-	-	(524,498)	(524,498)
Net loss	-	-	-	(4,556,231)	(4,556,231)
Balance - March 31, 2025 (unaudited)	1,579,750	158	-	(12,499,690)	(12,499,532)
Increase in redemption value of Class A common stock subject to redemption due to extension	-	-	-	(150,000)	(150,000)
Remeasurement for Class A common stock subject to redemption	-	-	-	(268,384)	(268,384)
Net loss	-	-	-	(6,374,935)	(6,374,935)
Balance - June 30, 2025 (unaudited)	1,579,750	158	-	(19,293,009)	(19,292,851)
Increase in redemption value of Class A common stock subject to redemption due to extension	-	-	-	(150,000)	(150,000)
Remeasurement for Class A common stock subject to redemption	-	-	-	(276,030)	(276,030)
Net loss	-	-	-	(931,135)	(931,135)
Balance - September 30, 2025 (unaudited)	1,579,750	$158	$-	$(20,650,174)	$(20,650,016)

	For the three and nine months ended September 30, 2024
	Class B Common Stock		Additional Paid-In	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Capital	(as restated)	(as restated)
Balance - December 31, 2023	1,579,750	$158	$-	$(5,079,176)	$(5,079,018)
Increase in redemption value of Class A common stock subject to redemption due to extension	-	-	-	(191,667)	(191,667)
Remeasurement for Class A common stock subject to redemption	-	-	-	(209,038)	(209,038)
Net loss	-	-	-	(168,454)	(168,454)
Balance - March 31, 2024 (unaudited)	1,579,750	158	-	(5,648,335)	(5,648,177)
Increase in redemption value of Class A common stock subject to redemption due to extension	-	-	-	(150,000)	(150,000)
Remeasurement for Class A common stock subject to redemption	-	-	-	526,474	526,474
Net loss	-	-	-	(321,061)	(321,061)
Balance - June 30, 2024 (unaudited)	1,579,750	158	-	(5,592,922)	(5,592,764)
Increase in redemption value of Class A common stock subject to redemption due to extension	-	-	-	(150,000)	(150,000)
Remeasurement for Class A common stock subject to redemption	-	-	-	(334,799)	(334,799)
Net income	-	-	-	145,480	145,480
Balance - September 30, 2024 (unaudited)	1,579,750	$158	$-	$(5,932,241)	$(5,932,083)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DMY SQUARED TECHNOLOGY GROUP, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(11,862,301)	$(344,035)
Adjustments to reconcile net loss to net cash used in operating activities:
Investment income from cash and investments held in Trust Account	(808,843)	(1,004,720)
Change in fair value of derivative warrant liabilities	9,247,570	(241,770)
General and administrative expenses advanced by related party	328,086	204,122
Changes in operating assets and liabilities:
Prepaid expenses	57,173	134,375
Accounts payable	64,731	(142,880)
Accrued expenses	2,557,720	159,062
Corporate tax payable	(180,115)	(3,927)
Excise tax payable	126,092	-
Income tax payable	(303,913)	(80,771)
Net cash used in operating activities	(773,800)	(1,320,544)

Cash Flows from Investing Activities:
Cash deposited in Trust Account for extension	(450,000)	(491,667)
Cash re-contributed to the Trust Account for excess tax withdrawals	(260,070)	-
Withdrawal from Trust Account to pay for taxes	-	1,872,655
Withdrawal from Trust Account to pay for redemption	-	42,020,432
Net cash (used in) provided by investing activities	(710,070)	43,401,420

Cash Flows from Financing Activities:
Advances from related parties	724,820	-
Repayment of advances to related party	-	(167,442)
Proceeds received from related parties under convertible note	450,000	491,667
Redemption of Class A common stock	-	(42,020,432)
Net cash provided by (used in) financing activities	1,174,820	(41,696,207)

Net change in cash	(309,050)	384,669

Cash - Beginning of the period	309,399	9
Cash - End of the period	$349	$384,678

Supplemental disclosure of noncash activities:
Accounts payable paid by related party	$41,677	$6,000
Excise tax payable attributable to redemption of Class A common stock	$421,924	$-
Increase in redemption value of Class A common stock subject to redemption due to extension	$450,000	$491,667

Supplemental cash flow information:
Cash paid for federal income taxes	$537,526	$508,883

The accompanying notes are an integral part of these unaudited condensed financial statements.

DMY SQUARED TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Note 1—Description of Organization and Business Operations

dMY Squared Technology Group, Inc. (the “Company” or “dMY”) is a blank check company incorporated in Massachusetts. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from February 15, 2022 (inception) through September 30, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

SEPTEMBER 30, 2025

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

SEPTEMBER 30, 2025

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

SEPTEMBER 30, 2025

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

In connection with the Contribution and advances the Sponsor or its affiliates may make in the future to the Company for working capital expenses, on January 2, 2024, the Company issued a convertible promissory note to Harry L. You, Chairman, Chief Executive Officer and Chief Financial Officer and an affiliate of the Sponsor (the “Payee”), with a principal amount up to $1.75 million (the “Convertible Note”). The Convertible Note bears no interest and is repayable on the earlier of (i) the date on which the Company consummates an initial Business Combination and (ii) the liquidation date. If the Company does not consummate a Business Combination before the end of the Combination Period, the Convertible Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon the consummation of the initial Business Combination, up to $1,500,000 of the outstanding principal of the Convertible Note may be converted into warrants, at a price of $1.00 per warrant, at the option of the Payee. Since January 2, 2024, the board of directors has elected to extend the liquidation date to November 29, 2025. Accordingly, the Company has drawn down from the Convertible Note and deposited $1,141,667 into the Trust Account in connection with such extensions.

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

SEPTEMBER 30, 2025

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

DMY SQUARED TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Under the proposed regulations, redemptions of the Company’s Public Shares in January 2024 in connection with the Special Meeting as described above, are expected to be subject to the Excise Tax, which was due with the Company’s Form 720 filing by April 30, 2025. Failure to timely pay the obligation in full would subject the Company to additional interest and penalties. The Company submitted its 2024 excise tax return in September 2025. As of the date these unaudited condensed financial statements were issued, the filing remains under processing by the Internal Revenue Service, and payment of the related excise tax will be completed following IRS acceptance. The Company accrued approximately $126,000 in penalties and late fees in connection with the excise tax in the accompanying unaudited condensed balance sheet.

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

Transfer of Listing

Pursuant to NYSE American LLC (the “NYSE American”) Rules Section 119(b), the Company was required to complete its initial Business Combination within 36 months of the effective date of its Initial Public Offering registration statement, which date was September 29, 2025. Because the Company did not complete its initial Business Combination by such date, the trading of the Company’s Class A common stock, Public Warrants, and Units was suspended at the closing of business on September 29, 2025, and the Company’s securities were removed from listing and registration on NYSE American exchange.

The Company began trading its Class A common stock and Public Warrants on the OTCQB Market and its Units on the OTCID Market, each operated by The OTC Market Systems (the “OTC Market”), under the symbols “DMYY”, “DMYYW”, and “DMYYU”, respectively, effective at the open of trading on September 30, 2025.

Proposed Business Combination with Horizon

On September 9, 2025, the Company, Rose Holdco Pte. Ltd. (Company Registration No. 202537774K), a Singapore private company limited by shares (“Holdco”), Rose Acquisition Pte. Ltd. (Company Registration No. 202537790M), a Singapore private company limited by shares and wholly-owned subsidiary of Holdco (“Merger Sub 1”), Horizon Merger Sub 2, Inc., a Massachusetts corporation and wholly-owned subsidiary of Holdco (“Merger Sub 2”), and Horizon Quantum Computing Pte. Ltd. (Company Registration No. 201802755E), a Singapore private company limited by shares (“Horizon”), entered into a Business Combination Agreement (the “Business Combination Agreement”). Pursuant to the Business Combination Agreement, (i) Holdco will convert from a Singapore private company to a Singapore public company and will be renamed “Horizon Quantum Holdings Ltd.”, (ii) Horizon and Merger Sub 1 will amalgamate, with Horizon surviving as a wholly-owned subsidiary of Holdco (the “Amalgamation”) and (iii) Merger Sub 2 will merge with and into dMY (the “SPAC Merger”, and together with the Amalgamation and the other transactions contemplated by the Business Combination Agreement, the “Proposed Business Combination”) with dMY surviving as a wholly-owned subsidiary of Holdco. The consummation of the Proposed Business Combination will result in dMY’s and Horizon’s securityholders becoming securityholders of Holdco, which will become a public company.

The Business Combination Agreement and the Proposed Business Combination were unanimously approved by the boards of directors of each of dMY and Horizon. The closing of the Proposed Business Combination is subject to the receipt of the required approvals by dMY’s and Horizon’s shareholders and the satisfaction of other customary closing conditions, including the requirement to meet a minimum cash condition of $45 million plus transaction expenses.

DMY SQUARED TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

In connection with the Proposed Business Combination, concurrently with the execution of the Business Combination Agreement, dMY, the Sponsor, Holdco and Horizon entered into a voting support agreement. Concurrently with the execution of the Business Combination Agreement, dMY and Holdco entered into voting support agreements with Horizon and all shareholders of Horizon.

The Business Combination Agreement and related agreements are further described in the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2025. Other than as specifically discussed, this Quarterly Report does not assume the closing of the Proposed Business Combination or the transactions contemplated by the Business Combination Agreement.

Going Concern Consideration

As of September 30, 2025, the Company had minimal cash and working capital deficit of approximately $6.9 million. Further, the Company has incurred and expected to continue to incur significant costs in pursuit of its acquisition plans.

Prior to the consummation of the Initial Public Offering, the Company’s liquidity needs were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4) and a loan under the Note (as defined in Note 4) in the amount of approximately $145,000. The Company fully repaid the Note balance on October 4, 2022. The Note was no longer available to the Company after the closing of its Initial Public Offering. Subsequent to the closing of the Initial Public Offering and the Partial Over-Allotment, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account and advances from related parties (approximately $1.5 million in advances outstanding as of September 30, 2025).

In addition, in order to provide the Contribution and to finance transaction costs in connection with a Business Combination, the Company issued the Convertible Note to the Payee with a principal amount up to $1.75 million on January 2, 2024 as discussed above. As of September 30, 2025, the Company had an outstanding amount of $1,091,667 under the Convertible Note. Subsequent to September 30, 2025, the Company borrowed an additional amount of $50,000, increasing the total amount outstanding under the Convertible Note to $1,141,667. All proceeds received under the Convertible Note were contributed into the Trust Account in connection with extensions of the Combination Period to November 29, 2025.

In connection with the management’s assessment of going concern considerations in accordance with FASB Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements—Going Concern,” the Company’s management has determined that the liquidity condition, mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about its ability to continue as a going concern through the earlier of the liquidation date or the completion of the initial Business Combination. There is no assurance that the Company’s plans to consummate the Proposed Business Combination with Horizon or any other Business Combination will be successful or successful within the Combination Period. The unaudited condensed financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments that might result from the outcome of this uncertainty.

DMY SQUARED TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, Article 8 of Regulation S-X. Certain disclosures normally included in financial statements have been condensed or omitted from these unaudited condensed financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation of the financial position, operating results and cash flows for the periods presented have been included. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or any future period.

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

DMY SQUARED TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2025 and December 31, 2024.

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

Cash and Investments Held in Trust Account

The Company’s portfolio of investments was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. On September 25, 2024, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to transfer its Trust Account out of investment in securities into an interest-bearing bank deposit account in order to mitigate the risk of being deemed an unregistered investment company, and the account was transferred in March 2025. As of September 30, 2025, the trust balance was held in cash. As of December 31, 2024 the trust balance was held in US Treasury Bills.

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

SEPTEMBER 30, 2025

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

Convertible Note Payable – Related Parties

The option to convert the Convertible Note issued to the Payee on January 2, 2024 (see Note 4) into warrants qualifies as an embedded derivative under ASC 815 and is required to be recognized at fair value, with subsequent changes in fair value recognized in the Company’s unaudited condensed statements of operations each reporting period until the Convertible Note is repaid or converted. As of the funding date and September 30, 2025, the fair value of the embedded conversion option had a de minimis value.

DMY SQUARED TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

DMY SQUARED TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

For the three and nine months ended September 30, 2025 and 2024, the amounts of Public Shares reflected in the unaudited condensed financial statements are reconciled in the following table:

Class A common stock subject to possible redemption - December 31, 2024	$25,487,987
Plus:
Increase in redemption value of Class A common stock subject to possible redemption subject to redemption due to extension	150,000
Remeasurement for Class A common stock subject to redemption	524,498
Class A common stock subject to possible redemption - March 31, 2025 (unaudited)	$26,162,485
Plus:
Increase in redemption value of Class A common stock subject to possible redemption subject to redemption due to extension	150,000
Remeasurement for Class A common stock subject to redemption	268,384
Class A common stock subject to possible redemption - June 30, 2025 (unaudited)	$26,580,869
Plus:
Increase in redemption value of Class A common stock subject to possible redemption subject to redemption due to extension	150,000
Remeasurement for Class A common stock subject to redemption	276,030
Class A common stock subject to possible redemption - September 30, 2025 (unaudited)	$27,006,899

Class A common stock subject to possible redemption - December 31, 2023	$66,559,968
Plus:
Increase in redemption value of Class A common stock subject to possible redemption subject to redemption due to extension	191,667
Less:
Redemption of Class A common stock subject to possible redemption	(42,020,432)
Remeasurement for Class A common stock subject to redemption	(644,499)
Class A common stock subject to possible redemption - March 31, 2024 (unaudited and restated)	24,086,704
Plus:
Increase in redemption value of Class A common stock subject to possible redemption subject to redemption due to extension	150,000
Less:
Remeasurement for Class A common stock subject to redemption	(227,247)
Class A common stock subject to possible redemption - June 30, 2024 (unaudited and restated)	24,009,457
Plus:
Increase in redemption value of Class A common stock subject to possible redemption subject to redemption due to extension	150,000
Less:
Remeasurement for Class A common stock subject to redemption	88,509
Class A common stock subject to possible redemption - September 30, 2024 (unaudited and restated)	$24,247,966

DMY SQUARED TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share of common stock for each class of common stock for the three and nine months ended September 30, 2025 and 2024:

	For the three months ended September 30,
	2025		2024
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss	$(555,731)	$(375,404)	$86,827	$58,653

Denominator:
Basic and diluted weighted average common shares outstanding	2,338,586	1,579,750	2,338,586	1,579,750
Basic and diluted net loss per common share	$(0.24)	$(0.24)	$0.04	$0.04

	For the nine months ended September 30,
	2025		2024
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss	$(7,079,794)	$(4,782,507)	$(206,857)	$(137,178)

Denominator:
Basic and diluted weighted average common shares outstanding	2,338,586	1,579,750	2,382,167	1,579,750
Basic and diluted net loss per common share	$(3.03)	$(3.03)	$(0.09)	$(0.09)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2025 and December 31, 2024, the Company had gross deferred tax assets of approximately $1.6 million and $949,000, respectively, which were presented net of a full valuation allowance.

DMY SQUARED TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2025 and December 31, 2024. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09 (Topic 740), “Improvements to Income Tax Disclosures”. The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as an expansion of other income tax disclosures. The ASU is effective on a prospective basis for annual reporting periods beginning after December 15, 2024. The Company plans to adopt ASU 2023-09 in its Annual Report on Form 10-K for the year ending December 31, 2025, and is currently evaluating the impact of adopting this ASU on its consolidated financial statements and related disclosures.

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

SEPTEMBER 30, 2025

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

SEPTEMBER 30, 2025

Related Party Loans

Promissory Note and Advances from Related Parties

On March 3, 2022, the Sponsor agreed to loan the Company an aggregate amount of up to $200,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the date on which the Company consummated the Initial Public Offering. The Company borrowed approximately $145,000 under the Note and subsequently fully repaid the Note balance on October 4, 2022. The Note was no longer available to the Company after the closing of its Initial Public Offering.

The Company’s Sponsor and its affiliates have paid for certain expenses on behalf of the Company. As of September 30, 2025 and December 31, 2024, the Company had an outstanding advances balance from such parties of approximately $1.5 million and $390,000, respectively. Subsequent to September 30, 2025, the Sponsor paid an aggregate of $51,000 for additional expenses on behalf of the Company.

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

Convertible Promissory Note

In connection with the Contribution and advances the Sponsor may make in the future to the Company for working capital expenses, on January 2, 2024, the Company issued a Convertible Note to Harry L. You, Chairman, Chief Executive Officer and Chief Financial Officer and an affiliate of the Sponsor with a principal amount up to $1.75 million. The Convertible Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, or (b) the date of the Company’s liquidation. If the Company does not consummate an initial Business Combination by the end of the Combination Period, the Convertible Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon the consummation of the Company’s initial Business Combination, up to $1,500,000 of the outstanding principal of the Convertible Note may be converted into warrants, at a price of $1.00 per warrant, at the option of the Payee. Such warrants will have terms identical to the Private Placement Warrants.

As of September 30, 2025, the Company had an outstanding amount of $1,091,667 under the Convertible Note. Subsequent to September 30, 2025, the Company borrowed an additional amount of $50,000, increasing the total amount outstanding under the Convertible Note to $1,141,667. All proceeds received under the Convertible Note were contributed into the Trust Account in connection with extensions of the Combination Period to November 29, 2025.

The option to convert the Convertible Note into warrants qualifies as an embedded derivative under FASB ASC 815 and is required to be recognized at fair value with subsequent changes in fair value recognized in the Company’s unaudited condensed statements of operations each reporting period until the Convertible Note is repaid or converted. As of the funding date and September 30, 2025, the fair value of the embedded conversion option had a de minimis value.

DMY SQUARED TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Administrative Services Agreement

On October 4, 2022, the Company entered into an agreement pursuant to which it agreed to pay the Sponsor $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company recorded $30,000 and $90,000 in connection with such fees during each of the three and nine months ended September 30, 2025 and 2024 in the accompanying unaudited condensed statements of operations. The Company recorded an outstanding balance of $280,000 and $190,000 as of September 30, 2025 and December 31, 2024, respectively, in connection with such fees in accrued expenses in the accompanying condensed balance sheets.

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

DMY SQUARED TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Note 6—Derivative Warrant Liabilities

As of September 30, 2025 and December 31, 2024, the Company had an aggregate of 6,044,160 warrants outstanding, comprised of 3,159,500 Public Warrants and 2,884,660 Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A Shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC and have an effective registration statement covering the Class A Shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A Shares until the warrants expire or are redeemed. If a registration statement covering the Class A Shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s Class A Shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

SEPTEMBER 30, 2025

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

Note 7—Shareholders’ Deficit

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.

DMY SQUARED TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Class A Common Stock—The Company is authorized to issue 35,000,000 Class A Shares with a par value of $0.0001 per share. As of September 30, 2025 and December 31, 2024, there were 2,338,586 Class A Shares issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity on the accompanying condensed balance sheets.

Class B Common Stock—The Company is authorized to issue 5,000,000 Class B Shares with a par value of $0.0001 per share. As of September 30, 2025 and December 31, 2024, there were 1,579,750 Class B Shares issued and outstanding.

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

Note 8—Fair Value Measurements

The following tables present information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, by level within the fair value hierarchy:

September 30, 2025

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities - Public Warrants	$-	$5,592,320	$-
Derivative warrant liabilities - Private Warrants	$-	$-	$5,105,850

DMY SQUARED TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in December 2022 when the Public Warrants were separately listed and traded. As of September 30, 2025 and December 31, 2024, the fair value measurement for Public Warrants was transferred to Level 2 measurement due to low trading volume. Level 1 assets include investments in money market funds or U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants and the Private Placement Warrants was initially measured using Black-Scholes option pricing model and Monte Carlo simulation method, respectively. Beginning in December 2022, the fair value of Public Warrants has been measured based on the listed market price of such Public Warrants. The estimated fair value of the Private Placement Warrants was determined using a Monte Carlo simulation method with Level 3 inputs as of September 30, 2025 and December 31, 2024. Inherent in a Black-Scholes option pricing model and a Monte Carlo simulation method are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates of September 30, 2025 and December 31, 2024:

	As of September 30, 2025	As of December 31, 2024
Exercise price	$11.50	$11.50
Stock price	$12.30	$10.66
Volatility	3.3%	3.3%
Risk-free rate	3.7%	4.3%
Expected terms (years)	5.17	5.25
Dividend yield	0.0%	0.0%

The changes in the Level 3 fair value of the derivative warrant liabilities for the three and nine months ended September 30, 2025 and 2024 are summarized as follows:

DMY SQUARED TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Investment income from cash and investments held in Trust Account	$276,031	$334,799	$808,843	$1,004,720
General and administrative expenses	(1,961,956)	(184,903)	(3,232,917)	(792,683)
Tax expenses	(91,390)	(246,290)	(190,753)	(798,193)
Other income (expenses)	846,180	104	(9,247,474)	351
Net loss	$(931,135)	$145,480	$(11,862,301)	$(344,035)

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

Subsequent to September 30, 2025, the Company borrowed an additional amount of $50,000 under the Convertible Note, increasing the total amount outstanding to $1,141,667, and contributed the full proceeds into the Trust Account in connection with an extension of the Combination Period to November 29, 2025.

In addition, subsequent to September 30, 2025, the Sponsor paid an aggregate of $51,000 for additional expenses on behalf of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “dMY”, “our,” “us” or “we” refer to dMY Squared Technology Group, Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this quarterly report on Form 10-Q (this “Report”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

As of September 30, 2025, we had not commenced any operations. All activity for the period from February 15, 2022 (inception) through September 30, 2025 relates to our formation and the Initial Public Offering as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income from the proceeds derived from the Initial Public Offering.

Our Sponsor is dMY Squared Sponsor, LLC, a Delaware limited liability company. The registration statement for our Initial Public Offering was declared effective on September 29, 2022. On October 4, 2022, we consummated our Initial Public Offering of 6,000,000 Units, at $10.00 per Unit, generating gross proceeds of $60.0 million, and incurring offering costs of approximately $3.7 million, of which $2.1 million and approximately $26,000 was for deferred underwriting commissions and offering costs allocated to derivate warrant liabilities, respectively. On October 7, 2022, the underwriter exercised its over-allotment option in part, and on October 11, 2022, the underwriter purchased 319,000 Over-Allotment Units, generating gross proceeds of approximately $3.2 million. The underwriter waived the remainder of its over-allotment option. We incurred additional offering costs of approximately $156,000 in connection with the underwriter’s partial exercise of its over-allotment option (of which approximately $112,000 was for deferred underwriting fees).

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

In connection with the approval of the Extension, our Sponsor, its affiliates, or its designees are required to deposit into the Trust Account, as a loan, (i) on or before January 4, 2024, with respect to the Initial Extension, an amount of $41,667, and (ii) one business day following the public announcement by us disclosing that the board of directors has determined to implement an additional monthly extension, with respect to each such Additional Extension, an amount of $50,000. In connection with the Contribution and advances our Sponsor may make in the future to us for working capital expenses, on January 2, 2024, we issued a convertible promissory note to Harry L. You, our Chairman, Chief Executive Officer and Chief Financial Officer and an affiliate of our Sponsor, with a principal amount up to $1.75 million. The Convertible Note bears no interest and is repayable on the earlier of: (i) the date on which we consummate an initial Business Combination and (ii) the liquidation date. If we do not consummate a Business Combination before the end of the Combination Period, the Convertible Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon the consummation of our initial Business Combination, up to $1,500,000 of the outstanding principal of the Convertible Note may be converted into warrants, at a price of $1.00 per warrant, at the option of the Payee.

Since January 2, 2024, our board of directors has elected to extend our liquidation date to November 29, 2025. Accordingly, we have drawn down from the Convertible Note and deposited $1,141,667 into the Trust Account in connection with such extensions.

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

Under the proposed regulations, redemptions of our Public Shares in January 2024 in connection with the Special Meeting as described above, are expected to be subject to the Excise Tax, which is due with the Form 720 filing by April 30, 2025. Failure to timely pay the obligation in full would subject our company to additional interest and penalties. We submitted our 2024 excise tax return in September 2025. As of the date these unaudited condensed financial statements were issued, the filing remains under processing by the Internal Revenue Service, and payment of the related excise tax will be completed following IRS acceptance. We accrued approximately $126,000 in penalties and late fees in connection with the excise tax in the accompanying unaudited condensed balance sheet.

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

Transfer of Listing

Pursuant to NYSE American Rules Section 119(b), we were required to complete our initial Business Combination within 36 months of the effective date of our Initial Public Offering registration statement, which date was September 29, 2025. Because we did not complete our initial Business Combination by such date, the trading of our Class A common stock, Public Warrants, and Units was suspended at the closing of business on September 29, 2025, and our securities were removed from listing and registration on NYSE American exchange.

We began trading our Class A common stock and Public Warrants on the OTCQB Market and our Units on the OTCID Market, each operated by The OTC Market Systems (the “OTC Market”), under the symbols “DMYY”, “DMYYW”, and “DMYYU”, respectively, effective at the open of trading on September 30, 2025.

We remain a reporting entity under the Securities Exchange Act of 1934, as amended, with respect to continued disclosure of financial and operational information. However, there may be a very limited market in which our securities are traded, and the trading price of our securities may be adversely affected. We can provide no assurance that our securities will continue to trade on the OTC Market, whether broker-dealers will continue to provide public quotes of our securities on the OTC Market, or whether the trading volume of our securities will be sufficient to provide for an efficient trading market for existing and potential holders of our securities. See “Part II. Item 1A. Risk Factors – dMY’s securities were delisted from trading on the NYSE American exchange and trade on the OTC Markets, which could limit investors’ ability to make transactions in dMY’s securities and subject dMY to additional trading restrictions.”

Proposed Business Combination with Horizon

On September 9, 2025, dMY, Rose Holdco Pte. Ltd. (Company Registration No. 202537774K), a Singapore private company limited by shares (“Holdco”), Rose Acquisition Pte. Ltd. (Company Registration No. 202537790M), a Singapore private company limited by shares and wholly-owned subsidiary of Holdco (“Merger Sub 1”), Horizon Merger Sub 2, Inc., a Massachusetts corporation and wholly-owned subsidiary of Holdco (“Merger Sub 2”), and Horizon Quantum Computing Pte. Ltd. (Company Registration No. 201802755E), a Singapore private company limited by shares (“Horizon”), entered into a Business Combination Agreement (the “Business Combination Agreement”). Pursuant to the Business Combination Agreement, (i) Holdco will convert from a Singapore private company to a Singapore public company and will be renamed “Horizon Quantum Holdings Ltd.”, (ii) Horizon and Merger Sub 1 will amalgamate, with Horizon surviving as a wholly-owned subsidiary of Holdco (the “Amalgamation”) and (iii) Merger Sub 2 will merge with and into dMY (the “SPAC Merger”, and together with the Amalgamation and the other transactions contemplated by the Business Combination Agreement, the “Proposed Business Combination”) with dMY surviving as a wholly-owned subsidiary of Holdco. The consummation of the Proposed Business Combination will result in dMY’s and Horizon’s securityholders becoming securityholders of Holdco, which will become a public company.

Horizon is in the business of developing operating systems software and software development tools for quantum computing and related services.

The Business Combination Agreement and the Business Combination were unanimously approved by the boards of directors of each of dMY and Horizon. The closing of the Proposed Business Combination is subject to the receipt of the required approvals by dMY’s and Horizon’s shareholders and the satisfaction of other customary closing conditions, including the requirement to meet a minimum cash condition of $45 million plus transaction expenses.

In connection with the Proposed Business Combination, concurrently with the execution of the Business Combination Agreement, dMY, the Sponsor, Holdco and Horizon entered into a voting support agreement. Concurrently with the execution of the Business Combination Agreement, dMY and Holdco entered into voting support agreements with Horizon and all shareholders of Horizon.

The Business Combination Agreement and related agreements are further described in our Current Report on Form 8-K filed with the SEC on September 9, 2025. Other than as specifically discussed, this Quarterly Report does not assume the closing of the Proposed Business Combination or the transactions contemplated by the Business Combination Agreement.

Liquidity and Capital Resources; Going Concern Consideration

As of September 30, 2025, we had minimal cash and working capital deficit of approximately $6.9 million. Further, we have incurred and expected to continue to incur significant costs in pursuit of our acquisition plans.

Prior to the consummation of the Initial Public Offering, our liquidity needs were satisfied through the payment of $25,000 from our Sponsor to purchase Founder Shares and a loan under the Note in the amount of approximately $145,000. We fully repaid the Note balance on October 4, 2022. The Note was no longer available to us after closing of our Initial Public Offering. Subsequent to the closing of the Initial Public Offering and the Partial Over-Allotment, our liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account and advances from related parties (approximately $1.5 million in advances outstanding as of September 30, 2025).

In addition, in order to provide the Contribution and to finance transaction costs in connection with a Business Combination, we issued the Convertible Note to an affiliate of the Sponsor with a principal amount up to $1.75 million on January 2, 2024 as discussed above. As of September 30, 2025, we had an outstanding amount of $1,091,667 under the Convertible Note. Subsequent to September 30, 2025, we borrowed an additional amount of $50,000, increasing the total amount outstanding under the Convertible Note to $1,141,667. All proceeds received under the Convertible Note were contributed into the Trust Account in connection with extensions of the Combination Period to November 29, 2025.

In connection with our management’s assessment of going concern considerations in accordance with FASB ASC 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” our management has determined that the liquidity condition, mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern through the earlier of the liquidation date or the completion of the initial Business Combination. There is no assurance that our plans to consummate the Proposed Business Combination with Horizon or any other Business Combination will be successful or successful within the Combination Period. These unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The proposed regulations in connection with the IR Act have not been finalized, and whether and to what extent the Company would be subject to the Excise Tax on a redemption of Public Shares or other stock issued by the Company will depend on various factors, and the amount of such tax could be subject to changes. Funds in the Trust Account, including any interest earned thereon, will not be used to pay for any Excise Tax liabilities with respect to any redemptions that occur prior to or in connection with a Business Combination or liquidation of the Company. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination. See “Part II. Item 1A. Risk Factors – “Risk Factors – The 1% U.S. federal excise tax is expected to be imposed on dMY in connection with redemptions of Class A Shares” for more information.

Results of Operations

Our entire activity from February 15, 2022 (inception) through September 30, 2025 is related to our formation and the preparation for our Initial Public Offering, and since the closing of our Initial Public Offering, the search for a prospective initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of investment income from the Trust Account. We will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our derivative liabilities at each reporting period.

For the three months ended September 30, 2025, we had net loss of approximately $931,000, which consisted of approximately $2.0 million of general and administrative expenses (of which $30,000 was for administrative expenses paid to our Sponsor and approximately $1.6 million was for merger expenses) and approximately $91,000 of tax expenses, partially offset by approximately $276,000 of interest income from operating account and cash and investments held in the Trust Account and approximately $847,000 of gain from change in fair value of the derivative warrant liabilities.

For the nine months ended September 30, 2025, we had net loss of approximately $11.9 million, which consisted of approximately $3.2 million of general and administrative expenses (of which $90,000 was for administrative expenses paid to our Sponsor and approximately $2.5 million was for merger expenses) and approximately $191,000 of tax expenses, and approximately $9.2 million of loss from change in fair value of the derivative warrant liabilities, partially offset by approximately $809,000 of interest income from operating account and cash and investments held in the Trust Account.

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

Contractual Obligations

Administrative Services Agreement

On October 4, 2022, we entered into an agreement pursuant to which we agreed to pay our Sponsor $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or our liquidation, we will cease paying these monthly fees. We recorded $30,000 and $90,000 in connection with such fees during each of the three and nine months ended September 30, 2025 and 2024 in the accompanying unaudited condensed statements of operations. We recorded an outstanding balance of $280,000 and $190,000 as of September 30, 2025 and December 31, 2024, respectively in connection with such fees in accrued expenses in the accompanying balance sheets.

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

As of September 30, 2025, we had an outstanding amount of $1,091,667 under the Convertible Note. Subsequent to September 30, 2025, we borrowed an additional amount of $50,000, increasing the total amount outstanding under the Convertible Note to $1,141,667. All proceeds received under the Convertible Note were contributed into the Trust Account in connection with extensions of the Combination Period to November 29, 2025.

The option to convert the Convertible Note into warrants qualifies as an embedded derivative under ASC 815 and is required to be recognized at fair value with subsequent changes in fair value recognized in our statements of operations each reporting period until the Convertible Note is repaid or converted. As of the funding date and September 30, 2025, the fair value of the embedded conversion option was de minimis.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(b)(1) of Regulation S-K and did not have any commitments or contractual obligations.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(3) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2025 due to the material weaknesses in our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

Except as described in our Annual Report on Form 10-K filed with the SEC on April 3, 2025 and above there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

dMY’s securities were delisted from trading on the NYSE American exchange and trade on the OTC Markets, which could limit investors’ ability to make transactions in dMY’s securities and subject dMY to additional trading restrictions.

NYSE American Rules Section 119(b) requires a special purpose acquisition company to complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement. Because dMY did not complete its initial Business Combination on or before September 29, 2025, the trading of the Class A common stock, Public Warrants, and Units was suspended at the closing of business on September 29, 2025, and a Form 25-NSE was filed with the Securities Exchange Commission, which removed DMY’s securities from listing and registration on NYSE American. Beginning on September 30, 2025, the Class A common stock and Public Warrants are traded on the OTCQB Market and the Units are quoted on the OTCID under the symbols “DMYY”, “DMYYW”, and “DMYYU”, respectively. After delisting from NYSE American, there may be a very limited market in which dMY’s securities are traded, the trading price of dMY’s securities may be adversely affected, and the Class A common stock may be deemed to be a “penny stock”. dMY can provide no assurance that its securities will continue to trade on the OTC Market, whether broker-dealers will continue to provide public quotes of its securities on the OTC Market, or whether the trading volume of its securities will be sufficient to provide for an efficient trading market for existing and potential holders of its securities.

As a result of being traded on the over-the-counter market, dMY could face significant material adverse consequences, including:

●	a limited availability of market quotations for its securities;

●	reduced liquidity for its securities;

●	a determination that the Class A Shares are a “penny stock” which will require brokers trading in the Class A Shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

Additionally, the National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because dMY’s securities are no longer listed on a national securities exchange, they would not be considered covered securities. As a result, dMY’s securities would be subject to regulation in each state in which it offers its securities. However, with respect to the Proposed Business Combination with Horizon, since the Proposed Business Combination is structured such that Holdco is issuing its securities, rather than dMY, and Holdco’s securities are expected to be listed on Nasdaq upon the closing of the Proposed Business Combination, it is not expected that such designation will have a negative impact on the parties’ ability to consummate the Proposed Business Combination. Nevertheless, there is no assurance that a state could not seek to hinder or delay the Proposed Business Combination, or another initial Business Combination, which could possibly lead to dMY being forced to dissolve and liquidate. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by SPACs, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states.

Further, if dMY fails to meet criteria set forth in Rule 15c2-11 under the Exchange Act (for example, by failing to file periodic reports as required by the Exchange Act), various practice requirements are imposed on broker-dealers who sell securities governed by Rule 15c2-11 to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transactions prior to sale. Consequently, Rule 15c2-11 may have a material adverse effect on the ability of broker-dealers to sell dMY securities, which may materially affect the ability of investors to sell the securities in the secondary market. Not being listed on a national securities exchange may make trading in dMY securities difficult for investors, potentially leading to declines in the share price. It may also make it more difficult for dMY to raise additional capital.

The 1% U.S. federal excise tax is expected to be imposed on dMY in connection with redemptions of Class A Shares.

The Inflation Reduction Act of 2022, among other things, imposes a new U.S. federal 1% Excise Tax on the fair market value of certain repurchases (including certain redemptions) of stock by “covered corporations” (which include publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign (i.e., non-U.S.) corporations), with certain exceptions. dMY is a “covered corporation” for this purpose. The Excise Tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year (the “netting rule”). In addition, certain exceptions apply to the Excise Tax. Treasury has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the Excise Tax.

On April 9, 2024, the Treasury issued proposed Treasury regulations that provide proposed operating rules for the Excise Tax, including rules governing the computation of the Excise Tax, on which taxpayers may rely until the proposed Treasury regulations are finalized, and on June 28, 2024, the Treasury issued final Treasury regulations on the procedural aspects of the Excise Tax reporting and payment (but not on the computation of the Excise Tax). Under the proposed Treasury regulations, the Excise Tax is expected to apply to redemptions by us in connection with the Business Combination that are treated as sales or exchanges for U.S. federal income tax purpose. Although the proposed Treasury regulations clarify certain aspects of the Excise Tax, the interpretation and operation of certain other aspects of the Excise Tax remain unclear. In addition, although taxpayers generally may rely on the proposed Treasury regulations until they are finalized, there is no assurance that the proposed Treasury regulations will be finalized in their current form, and therefore, the Excise Tax might apply to a future transaction undertaken by us (including after a business combination) in a manner that is different than described in the proposed Treasury regulations. Accordingly, there can be no assurance that final Treasury regulations will not adversely affect the accuracy of the below description of the Excise Tax considerations.

The extent of the Excise Tax that may be incurred would depend on a number of factors, including (i) the fair market value of the Public Shares redeemed, (ii) the extent such redemptions could be treated as dividends and not repurchases, (iii) the nature and amount of the equity issued, if any, by dMY within the same taxable year of the redemption treated as a repurchase of stock (although it is not currently expected that this reduction would be available with respect to redemptions of Public Shares by dMY and the issuance of Holdco Class A Ordinary Shares by Holdco in connection with the Proposed Business Combination), and (iv) the content of any forthcoming regulations and other guidance from the U.S. Department of the Treasury. As noted above, the Excise Tax is imposed on the repurchasing corporation itself, not the shareholders from which shares are repurchased. The imposition of the Excise Tax could reduce the amount of cash available on hand to complete the Proposed Business Combination, or another initial Business Combination, or to effect the redemptions of Public Shares and thus may affect our ability to complete the Proposed Business Combination or another initial Business Combination.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
2.1†	Business Combination Agreement, dated as of September 9, 2025, by and among dMY Squared Technology Group, Inc., Horizon Quantum Computing Pte. Ltd., Rose Holdco Pte. Ltd., Rose Acquisition Pte. Ltd., and Horizon Merger Sub 2, Inc. (incorporated by reference to Exhibit 2.1 to dMY Squared Technology Group, Inc.’s Current Report on Form 8-K filed with the SEC on September 9, 2025).
10.1†	Sponsor Support Agreement, dated September 9, 2025, by and among dMY Squared Technology Group, Inc., dMY Squared Sponsor, LLC, Rose Holdco Pte. Ltd., Horizon Quantum Computing Pte. Ltd., and certain other shareholders of dMY (incorporated by reference to Exhibit 10.1 to dMY Squared Technology Group, Inc.’s Current Report on Form 8-K filed with the SEC on September 9, 2025).
10.2†	Form of Company Support Agreement, dated September 9, 2025, by and among dMY Squared Technology Group, Inc., Horizon Quantum Computing Pte. Ltd., Rose Holdco Pte. Ltd., and all shareholder of Horizon (incorporated by reference to Exhibit 10.2 to dMY Squared Technology Group, Inc.’s Current Report on Form 8-K filed with the SEC on September 9, 2025).
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	This certification is furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2025	DMY SQUARED TECHNOLOGY GROUP, INC.

	By:	/s/ Harry L. You
	Name:	Harry L. You
	Title:	Chairman, Chief Executive Officer, Chief Financial Officer and Director