Form 10-K
period 2025-12-31
dMY Squared Technology Group, Inc.
filed 2026-03-18
CIK 1915380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed fiscal quarter, computed by reference to the closing price of Class A common stock reported on NYSE American on June 30, 2025 of $13.00 per share, was approximately $30,237,831

As of March 17, 2026, 2,742,453 shares of Class A common stock, par value $0.0001 per share, and 1,163,484 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this annual report on Form 10-K (this “Annual Report”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our being a company with no operating history and no revenues;

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination with Horizon or another target business;

●	our expectations around the performance of Horizon or any other prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties;

●	changes to the regulatory, legal and tax environment;

●	our financial performance; and

●	the other risks and uncertainties described under the heading “Risk Factors” in this Annual Report.

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

Risk Factor Summary

●	Our Public Shareholders may not be afforded an opportunity to vote on our initial business combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial business combination even though a majority of our Public Shareholders do not support such a combination.

●	Our Public Shareholders’ only opportunity to affect their investment decision regarding a potential business combination may be limited to the exercise of their right to redeem their Public Shares from us for cash.

●	If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our Public Shareholders vote.

●	The ability of our Public Shareholders to redeem their Public Shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our Public Shareholders to exercise redemption rights with respect to a large number of our Public Shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The ability of our Public Shareholders to exercise redemption rights with respect to a large number of our Public Shares could increase the probability that our initial business combination would be unsuccessful and that they would have to wait for liquidation in order to redeem their Public Shares.

●	The requirement that we complete our initial business combination within the Combination Period may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by events that are outside of our control, such as increased geopolitical unrest, pandemic outbreaks (such as COVID-19), and volatility in the debt and equity markets.

●	We may not be able to complete our initial business combination within the Combination Period, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate.

●	If we seek shareholder approval of our initial business combination, our Sponsor, directors, executive officers, advisors and their affiliates may elect to purchase Public Shares or Public Warrants from Public Shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A Shares.

●	Our current life term is on a month-to-month basis and our existence is subject to our board’s sole discretion. If the board of directors decides not to extend the term we have to consummate our initial business combination, we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate.

●	If a shareholder fails to receive notice of our offer to redeem our Public Shares in connection with our initial business combination, or fails to comply with the procedures for tendering its Public Shares, such Public Shares may not be redeemed.

●	Because of our limited resources and the significant competition for business combination opportunities, attractive targets may become scarcer and there may be more competition, making it more costly and difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our Public Shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders.

●	If the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate for at least the duration of the Combination Period, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial business combination.

●	If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.15 per share.

●	Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their Public Shares.

●	Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our Public Shareholders.

●	Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

●	Our securities were delisted from trading on the NYSE American exchange and trade on the OTC Markets, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	We have identified material weaknesses in our internal controls over financial reporting. These material weaknesses could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner. We may face litigation and other risks as a result of the material weaknesses in our internal control over financial reporting.

●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

●	We are a blank check company with no operating history and no revenues, and our investors have no basis on which to evaluate our ability to achieve our business objective.

●	Our independent registered accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern”.

PART I

References in this Annual Report to “we,” “us,” “dMY” or the “Company” refer to dMY Squared Technology Group, Inc. References to our “management” or our “management team” refer to our officers and directors, and references to our “Sponsor” refer to dMY Squared Sponsor, LLC, a Delaware limited liability company.

ITEM 1. BUSINESS.

Introduction

General

We are a blank check company whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to as our “business combination.” We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.

Initial Public Offering

On October 4, 2022, we consummated our initial public offering (“Initial Public Offering”) of 6,000,000 units (the “Units”) pursuant to the Company’s registration statement on Form S-1 (File No. 333-267381). Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (the “Class A Shares” or “Public Shares”), and one-half of one redeemable warrant of the Company, each whole warrant entitling the holder thereof to purchase one Class A Share for $11.50 per share (the “Public Warrants”). The Units were sold at a price of $10.00 per Unit, generating net proceeds to the Company of $59,135,000 (after giving effect to the reimbursement of certain of the Company’s expenses and the upfront portion of the underwriter’s discount, equal to $0.14 per Unit).

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

On September 15, 2025, the Sponsor distributed 416,266 Founder Shares to one of its members, pro rata, for no consideration. Such shares were then converted on a one-for-one basis into Class A Shares and donated to charity. As a result, as of the date of this Annual Report, the Sponsor owns an aggregate of 1,163,484 Founder Shares in the form of Class B Shares and other holders of Founder Shares hold an aggregate of 416,266 Founder Shares in the form of Class A Shares.

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

On September 25, 2024, we instructed Continental Stock Transfer & Trust Company, the trustee of the Trust Account, to transfer the funds held in the Trust Account out of investment in securities into an interest-bearing bank deposit account in order to mitigate the risk of being deemed an unregistered investment company, and the account was transferred in March 2025.

As of December 31, 2025, there was approximately $27.3 million held in the Trust Account.

Extensions and Contributions

The Company’s Amended and Restated Articles of Organization (the “Charter”) initially provided 15 months from the closing of the Initial Public Offering, or January 4, 2024, to consummate an initial business combination. The Charter also permitted the Company, by resolution of the board of directors, to extend the period of time to consummate a business combination twice by an additional 3 month period (for a total of 21 months to complete a business combination), subject to the Sponsor depositing into the Trust Account $631,900 in the aggregate for each extension. The Company’s board of directors determined that, in order for the Company to have additional time to complete a business combination in a more cost effective manner, it would be in the best interests of the Company and its shareholders to extend such date to allow for a period of additional time to consummate an initial business combination.

On January 2, 2024, the Company held a special meeting of its shareholders to extend the date by which the Company had to consummate its initial business combination (the “First Extension”), from January 4, 2024 to January 29, 2024 and to allow the Company, without another shareholder vote, by resolution of the board of directors, to elect to further extend such date up to twenty-three times for an additional one month each time, until up to December 29, 2025, only if the Sponsor or its designee would deposit (the “Contributions”) into the Trust Account as a loan, (i) on or before January 4, 2024, with respect to the initial extension, an amount of $41,667, and (ii) one business day following the public announcement by us disclosing that the board of directors has determined to implement an additional monthly extension, with respect to each such additional extension, an amount of $50,000. In connection with the shareholder approval of the First Extension, an aggregate of 3,980,414 Public Shares were redeemed for an aggregate of approximately $42.0 million on January 4, 2024. The Company’s board of directors elected to use all twenty-three monthly extensions and, accordingly, Mr. You made an aggregate of $1,191,667 of Contributions to the Trust Account.

Additionally, on January 2, 2024, the Company issued a non-interest bearing convertible promissory note to Harry You with a principal amount up to $1.75 million (the “Convertible Note”) in connection with Contributions that Mr. You may make to the Trust Account and for working capital purposes. The Convertible Note bears no interest and is repayable on the earlier of: (i) the date on which we consummate an initial business combination and (ii) the liquidation date. If we do not consummate a business combination before the end of the Combination Period, the Convertible Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon the consummation of our initial business combination, up to $1,500,000 of the outstanding principal of the Convertible Note may be converted into warrants, at a price of $1.00 per warrant, at the option of Mr. You.

On December 15, 2025, dMY’s shareholders approved a further amendment to the Charter to extend the date by which dMY has to consummate its initial business combination (the “Second Extension”), from December 29, 2025 to January 29, 2026 and to allow dMY, without another shareholder vote, by resolution of the board of directors, to elect to further extend such date up to five times for an additional one month each time, until up to June 29, 2026 (such time period, the “Combination Period”). No further Contributions are required in connection with the Second Extension. In connection with the shareholder approval of the Second Extension, an aggregate of 12,599 Public Shares were redeemed for an aggregate of approximately $147,778. As of the date of this Annual Report, the board of directors has extended the Combination Period, monthly, through March 29, 2026.

In connection with the shareholder meeting to approve the First Extension, the Company’s shareholders also approved proposals to (1) amend the Charter to provide for the right of a holder of Class B Shares to convert their Class B Shares into Class A Shares on a one-for-one basis at any time and from time to time at the election of the holder; (2) amend the Charter to eliminate from the Charter (i) the limitation that the Company may not redeem Public Shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 and (ii) the limitation that the Company will not consummate a business combination unless the Company has net tangible assets of at least $5,000,001; (3) amend the Charter to permit the board of directors, in its sole discretion, to elect to wind up the Company’s operations at any time, as determined by the board and included in a public announcement; and (4) amend the investment management trust agreement between the Company and Continental Stock Transfer and Trust Company (the “Trust Agreement”) to reflect the amendments to the Charter. In connection with the shareholder meeting to approve the Second Extension, the Company’s shareholders also approved a proposal to amend the Trust Agreement to reflect the Second Extension.

If the Company does not complete an initial business combination by the end of the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem one hundred percent (100%) of the Public Shares in consideration of a per-share price, payable in cash, equal to the quotient obtained by dividing (A) the aggregate amount then on deposit in the Trust Account, including interest not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), by (B) the total number of then outstanding Public Shares, which redemption will completely extinguish rights of the Public Shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the board of directors, in accordance with applicable law, dissolve and liquidate, subject in each case to the Company’s obligations under Massachusetts law to provide for claims of creditors and other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to Public Warrants or Private Placement Warrants if the Company fails to complete its initial business combination before the end of the Combination Period. The Sponsor and the Company’s officers and directors and other holders of Founder Shares have no rights to liquidating distributions from the Trust Account with respect to any Founder Shares, and the Sponsor and the Company’s officers and directors have no rights to liquidating distributions from the Trust Account with respect to any Public Shares held by them if the Company fails to complete an initial business combination within the Combination Period, although they will be entitled to liquidating distributions from assets outside the Trust Account.

Tax Withdrawals from Trust Account

In January 2024 and April 2024, we withdrew a total of approximately $1.9 million of funds from the Trust Account for purposes of payment of tax liabilities and tax estimates, and such funds were deposited into our operating account. Funds representing interest earned on the amounts held in the Trust Account are permitted to be withdrawn from the Trust Account for the payment of taxes under the Charter and the terms of the Trust Agreement. On April 17, 2024, we paid approximately $0.89 million for 2023 taxes, leaving approximately $0.97 million remaining to be used for upcoming tax estimates. We used approximately $0.69 million of the balance of the withdrawn funds for the payment of general operating expenses. Management determined that the use of funds was not in accordance with the Trust Agreement, and, in March 2025, our Sponsor contributed approximately $0.73 million to us representing the amount of such operating expenses plus approximately $0.04 million in respect of interest that would have been earned on the remaining amount of approximately $0.97 million for the period from the original withdrawals to the date of the contribution. We paid an aggregate of approximately $0.75 million for such tax obligations on March 21, 2025. On March 25, 2025, we re-contributed to the Trust Account approximately $0.22 million of the remaining amounts not used for payment of taxes plus approximately $0.04 million in respect of interest that would have been earned had such funds remained in the Trust Account.

Excise Tax

On August 16, 2022, the Inflation Reduction Act of 2022 (H.R. 5376) (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new 1% U.S. federal excise tax on certain repurchases (including certain redemptions) of stock by publicly traded domestic (i.e. U.S.) corporations and certain domestic subsidiaries of publicly traded foreign (i.e., non-U.S.) corporations (each, a “Covered Corporation”) occurring on or after January 1, 2023 (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. For purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year, subject to certain exceptions.

The U.S. Department of Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the Excise Tax. On June 28, 2024, the Treasury issued final regulations addressing the procedural aspects of the Excise Tax reporting and payment, and on November 24, 2025, the Treasury issued final regulations that provide substantive operating rules and computation for the Excise Tax.

Under the final regulations, redemptions of our Public Shares in January 2024 and December 2025 in connection with the First Extension and Second Extension are subject to the Excise Tax. Failure to timely pay the obligation in full would subject our company to additional interest and penalties. In December 2025, we filed our excise tax return related to the January 2024 redemptions and paid an aggregate of approximately $570,000, consisting of approximately $420,000 of Excise Tax in connection with the First Extension and approximately $150,000 of related penalties and interest. The Excise Tax attributable to the January 2024 redemptions was recorded as a charge to accumulated deficit in accordance with ASC 480-10-S99-3A, while the related penalties and interest were recorded within general and administrative expenses in the accompanying statements of operations. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on April 3, 2025, the applicability of the Excise Tax to such redemptions was uncertain at 2024 year-end due to pending regulatory guidance and other factors. In 2025, based on additional guidance and analysis, management concluded that recognition of the obligation was appropriate.

The redemptions in connection with the Second Extension in December 2025 totaled $147,778, which did not exceed the $1 million de minimis threshold. Accordingly, no excise tax expense was incurred for the year ended December 31, 2025.

Transfer of Listing

On September 29, 2025, the Company received a notice from the NYSE Regulation staff of the NYSE American stating that the Company failed to comply with NYSE American Rules Section 119(b) and that the Company’s securities are subject to delisting. NYSE American Rules Section 119(b) requires a special purpose acquisition company to complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement. Because the Company did not complete its initial business combination by September 29, 2025, the trading of its Class A Shares, Public Warrants, and Units was suspended at the closing of business on September 29, 2025, and a Form 25-NSE was filed with the Securities Exchange Commission on October 1, 2025, which removed the Company’s securities from listing and registration on NYSE American.

We began trading our Class A Shares and Public Warrants on the OTCQB Market and our Units on the OTCID Market, each operated by The OTC Market Systems (the “OTC Market”), under the symbols “DMYY”, “DMYYW”, and “DMYYU”, respectively, effective at the open of trading on September 30, 2025.

We remain a reporting entity under the Exchange Act with respect to continued disclosure of financial and operational information. However, there may be a very limited market in which our securities are traded, and the trading price of our securities may be adversely affected. We can provide no assurance that our securities will continue to trade on the OTC Market, whether broker-dealers will continue to provide public quotes of our securities on the OTC Market, or whether the trading volume of our securities will be sufficient to provide for an efficient trading market for existing and potential holders of our securities. See “Part II. Item 1A. Risk Factors – Our securities were delisted from trading on the NYSE American exchange and trade on the OTC Markets, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.”

Proposed Business Combination with Horizon

On September 9, 2025, dMY, Horizon Quantum Holdings Ltd. (formerly known as Rose Holdco Pte. Ltd., Company Registration No. 202537774K), a Singapore public company limited by shares (“Holdco”), Rose Acquisition Pte. Ltd. (Company Registration No. 202537790M), a Singapore private company limited by shares and wholly-owned subsidiary of Holdco (“Merger Sub 1”), Horizon Merger Sub 2, Inc., a Massachusetts corporation and wholly-owned subsidiary of Holdco (“Merger Sub 2”), and Horizon Quantum Computing Pte. Ltd. (Company Registration No. 201802755E), a Singapore private company limited by shares (“Horizon”), entered into a Business Combination Agreement (the “Business Combination Agreement”). Pursuant to the Business Combination Agreement, (i) Holdco converted from a Singapore private company to a Singapore public company and was renamed “Horizon Quantum Holdings Ltd.”, (ii) Horizon and Merger Sub 1 will amalgamate, with Horizon surviving as a wholly-owned subsidiary of Holdco (the “Amalgamation”) and (iii) Merger Sub 2 will merge with and into dMY (the “SPAC Merger”, and together with the Amalgamation and the other transactions contemplated by the Business Combination Agreement, the “Proposed Business Combination”) with dMY surviving as a wholly-owned subsidiary of Holdco. The consummation of the Proposed Business Combination will result in dMY’s and Horizon’s securityholders becoming securityholders of Holdco, which will become a public company.

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

In connection with the Proposed Business Combination, concurrently with the execution of the Business Combination Agreement, dMY, the Sponsor, Holdco and Horizon entered into a voting support agreement. Also concurrently with the execution of the Business Combination Agreement, dMY and Holdco entered into voting support agreements with Horizon and all shareholders of Horizon.

On December 4, 2025, in connection with the Proposed Business Combination, dMY, Holdco, and Horizon entered into Subscription Agreements (the “PIPE Subscription Agreements”), which were subsequently amended on March 9, 2026, with certain institutional and accredited investors, qualified institutional buyers and strategic investors (the “PIPE Investors”). Pursuant to the PIPE Subscription Agreements, as of December 31, 2025, Holdco agreed to issue and sell, and the PIPE Investors agreed to subscribe for and purchase, in a private placement, an aggregate investment of approximately $110.4 million of Holdco Class A Ordinary Shares (the “PIPE Shares”), at a per share price equal to the redemption price (the “PIPE Investment”). Subsequent to December 31, 2025, on March 6, 2026, additional investors entered into subscription agreements increasing the aggregate PIPE commitment to approximately $111.9 million. The PIPE Investors may elect to satisfy their commitments through Class A Shares purchased in the open market or held prior to March 9, 2026. The PIPE Investment is expected to close substantially concurrently with the closing of the Proposed Business Combination, subject to the satisfaction of certain closing conditions set forth in the PIPE Subscription Agreements.

In connection with the PIPE Subscription Agreement, on December 4, 2025, Holdco, dMY, Horizon and IonQ, Inc. (“IonQ”), one of the PIPE Investors, also entered into an agreement (the “IonQ Side Letter”), as subsequently amended on March 9, 2026, which provides certain commercial and governance rights commensurate with IonQ’s strategic investment in Horizon, including the right to select one director to serve on the board of directors of Holdco, subject to certain independence and approval requirements, an 18-month lock-up on IonQ’s PIPE Shares, and certain notice and information rights for so long as IonQ maintains specified ownership thresholds.

On February 17, 2026, the SEC declared effective the registration statement on Form F-4 (333-292737) filed by Holdco and Horizon in connection with the Proposed Business Combination. On the same day, dMY filed its definitive proxy statement and began mailing the proxy statement to its shareholders of record as of February 6, 2026 (the “Definitive Proxy Statement”). A special meeting of dMY’s shareholders was held on March 17, 2026. At the special meeting, dMY shareholders approved the Proposed Business Combination and related matters. If other closing conditions are satisfied or waived, we currently expect the closing to occur in March 2026. However, there can be no assurance that the Proposed Business Combination will be consummated on the currently anticipated timeline, or at all, as the closing remains subject to various conditions, including the level of stockholder redemptions and necessary regulatory approvals.

The Business Combination Agreement and related agreements are further described in our Current Report on Form 8-K filed with the SEC on September 9, 2025, and our Definitive Proxy Statement, filed with the SEC on February 17, 2026, as supplemented on March 6, 2026. The PIPE Subscription Agreements, IonQ Side Letter, and related agreements are further described in our Current Reports on Form 8-K filed with the SEC on December 5, 2025, and March 9, 2026. The voting results of our special meeting are further described in our Current Report on Form 8-K filed with the SEC on March 17, 2026. Other than as specifically discussed, this Annual Report does not assume the closing of the Proposed Business Combination or the transactions contemplated by the Business Combination Agreement.

Effecting Our Initial Business Combination

General

As described above, we have entered into a Business Combination Agreement for the Proposed Business Combination with Horizon. Unless otherwise stated, the disclosure below does not assume the closing of the Proposed Business Combination with Horizon. For disclosure specific to the Proposed Business Combination with Horizon, please see the Definitive Proxy Statement, as supplemented.

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

As we were initially listed on the NYSE American following our Initial Public Offering, NYSE American rules required that we must consummate an initial business combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting commissions). Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm which is a member of the Financial Industry Regulatory Authority (“FINRA”) or a valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects.

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

Redemption Rights for Holders of Public Shares upon Consummation of the Initial Business Combination

We are providing our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations described herein. The amount in the Trust Account as of December 31, 2025 is approximately $11.74 per Public Share. The per-share amount we will distribute to Public Shareholders who properly redeem their Public Shares will not be reduced by the deferred underwriting commissions that we will pay to the underwriter. Our Sponsor and the Company’s officers and directors and other holders of Founder Shares have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares, and or Sponsor and officers and directors agreed to waive their redemption rights with respect to any Public Shares they may hold in connection with the completion of the initial business combination. The Founder Shares will be excluded from the pro rata calculation used to determine the per-share redemption price.

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

If we seek shareholder approval, we will complete our initial business combination only if a majority of the shares of common stock that are voted vote in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our initial shareholders will count towards this quorum and, pursuant to the letter agreement, our Sponsor, officers and directors and other holders of Founder Shares have agreed to vote any Founder Shares they hold, and our Sponsor, officers and directors agreed to vote any Public Shares purchased during or after our Initial Public Offering (including in open market and privately-negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to the Founder Shares, we would need only 373,120, or 16.0%, of the 2,325,987 outstanding Public Shares to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted). If only a minimum quorum of outstanding shares of common stock were present at such meeting, then the Company would not need any Public Shares to be voted in favor of an initial business combination in order to have our initial business combination approved. These quorum and voting thresholds, and the voting agreements of our initial shareholders, may make it more likely that we will consummate our initial business combination. Each Public Shareholder may elect to redeem its Public Shares irrespective of whether they vote for or against the such business combination or whether they were a shareholder on the record date for the shareholder meeting held to approve the business combination.

Permitted Purchases of Public Shares and Public Warrants

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, directors, executive officers, advisors or their affiliates may purchase Public Shares or Public Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of Public Shares or Public Warrants our Sponsor, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and OTC Market rules. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase Public Shares or Public Warrants in such transactions. Such purchases may include a contractual acknowledgment that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

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

In addition, if such purchases are made, the public “float” of our Public Shares or Public Warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange. However, in the event our Sponsor, directors, executive officers, advisors and their affiliates were to purchase Public Shares, such purchases would by structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	the registration statement on Form S-4 or F-4, as applicable, and the proxy statement filed in connection with our initial business combination would disclose the possibility that our Sponsor, directors, executive officers, advisors and their affiliates will purchase Public Shares from Public Shareholders outside the redemption process, along with the purpose of such purchases;

●	if our Sponsor, directors, executive officers, advisors and their affiliates were to purchase Public Shares from Public Shareholders outside the redemption process, they would do so at a price no higher than the price offered through the redemption process;

●	the registration statement on Form S-4 or F-4, as applicable, and the proxy statement filed in connection with our initial business combination would include a representation that any of the Public Shares purchased by our Sponsor, directors, executive officers, advisors and their affiliates from Public Shareholders outside the redemption process would not be voted in favor of approving our initial business combination;

●	our Sponsor, directors, executive officers, advisors and their affiliates would not possess any redemption rights with respect to the Public Shares or, if they possess such redemption rights, they would waive such rights; and

●	we will disclose in the Form 8-K to be filed prior to the holding of our shareholder meeting to approve the initial business combination the following material items:

○	the number of the Public Shares purchased by our Sponsor, directors, executive officers, advisors and their affiliates from Public Shareholders outside the redemption process, along with the purchase price for such Public Shares;

○	the purpose of the purchases of such Public Shares by our Sponsor, directors, executive officers, advisors and their affiliates;

○	the impact, if any, of the purchases of such Public Shares by our Sponsor, directors, executive officers, advisors and their affiliates on the likelihood that the initial business combination will be approved and consummated;

○	the identity of the selling shareholders who sold such Public Shares to our Sponsor, directors, executive officers, advisors and their affiliates (if not purchased on the open market) or the nature of the selling shareholders (e.g., 5% security holders) who sold such Public Shares to our Sponsor, directors, executive officers, advisors and their affiliates; and

○	the number of Public Shares for which we have received redemption requests pursuant to our redemption offer.

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

Redemption of Public Shares and Liquidation if no Initial Business Combination

As discussed above, we have amended our Charter twice to extend the Combination Period. Following the Second Extension, our board of directors has the right to extend the Combination Period, monthly for an additional one month each time, until up to June 29, 2026. As of the date of this Annual Report, the board of directors has extended the Combination Period, monthly, through March 29, 2026.

If we do not consummate a business combination before the end of the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem one hundred percent (100%) of the Public Shares in consideration of a per-share price, payable in cash, equal to the quotient obtained by dividing (A) the aggregate amount then on deposit in the Trust Account, including interest not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), by (B) the total number of then outstanding Public Shares, which redemption will completely extinguish rights of the Public Shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, in accordance with applicable law, dissolve and liquidate, subject in each case to our obligations under the Massachusetts Business Corporation Act (the “MBCA”) to provide for claims of creditors and other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants if we fail to complete our initial business combination before the end of the Combination Period.

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

Item 1A. RISK FACTORS.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Unless otherwise stated, the Risk Factors described below do not assume the closing of the Proposed Business Combination with Horizon. For risk factors specific to the Proposed Business Combination with Horizon, please see the Definitive Proxy Statement, as supplemented.

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

We may choose not to hold a shareholder vote to approve our initial business combination if the business combination would not require shareholder approval under applicable law or stock exchange listing requirement. Except for as required by applicable law or stock exchange requirement, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval of our initial business combination, the Sponsor and other holders of Founder Shares will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if a majority of our Public Shareholders do not approve of the business combination we complete.

Our Public Shareholders’ only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of their right to redeem their Public Shares from us for cash.

At the time of our Initial Public Offering, our Public Shareholders were not provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete a business combination without seeking shareholder approval, Public Shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder vote. Accordingly, their only opportunity to affect the investment decision regarding our initial business combination may be limited to exercising their redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our Public Shareholders in which we describe our initial business combination.

If we seek shareholder approval of our initial business combination, our Sponsor and other holders of Founder Shares have agreed to vote in favor of such initial business combination, regardless of how our Public Shareholders vote.

As of the date of this Annual Report, our Sponsor and other holders of Founder Shares own approximately 40.4% of our outstanding common stock. Our Sponsor and management team also may from time to time purchase Class A Shares prior to our initial business combination. Our Charter provides that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the Founder Shares. As a result, in addition to the Founder Shares, we would need only 373,120, or 16.0%, of the 2,325,987 outstanding Public Shares to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted). If only a minimum quorum of outstanding shares of common stock were present at such meeting, then the Company would not need any Public Shares to be voted in favor of an initial business combination in order to have our initial Business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our Sponsor and other holders of Founder Shares to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

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

Our ability to find a potential target business and the business of any potential target business with which we may consummate a business combination could be materially and adversely affected by events that are outside of our control. For example, geopolitical unrest, including war, terrorist activity and acts of civil or international hostility are increasing. In particular, the ongoing conflicts in the Middle East, including hostilities with Iran, the war between Russia and Ukraine, and the geopolitical uncertainty between the U.S. and China, including the unknown impact of current and future U.S. and Chinese trade relations, are all highly unpredictable, these conflicts have caused, and could in the future lead to, significant market and other disruptions. There has also been significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increase in cyberattacks and espionage. Furthermore, political or economic conflicts between various global actors, and responsive measures that have been taken and could be taken in the future, have created and can further create significant global economic uncertainty that could prolong or expand such conflicts, which could have a lasting impact on regional and global economies and harm our business and operating results.

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

Recent increases in inflation in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate a business combination.

We may not be able to complete our initial business combination within the Combination Period, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate.

We may not be able to find a suitable target business and complete our initial business combination within the Combination Period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter subject to lawfully available funds therefor, redeem one hundred percent (100%) of the Public Shares in consideration of a per-share price, payable in cash, equal to the quotient obtained by dividing (A) the aggregate amount then on deposit in the Trust Account, including interest not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), by (B) the total number of then outstanding Public Shares, which redemption will completely extinguish rights of the Public Shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors in accordance with applicable law, dissolve and liquidate, subject in each case to our obligations under the MBCA to provide for claims of creditors and other requirements of applicable law.

If we seek shareholder approval of our initial business combination, our Sponsor, directors, executive officers, advisors and their affiliates may elect to purchase Public Shares or Public Warrants from Public Shareholders, which may influence a vote on a proposed Business combination and reduce the public “float” of our Class A Shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, directors, executive officers, advisors or their affiliates may purchase Public Shares or Public Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of Public Shares or Public Warrants our Sponsor, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and OTC Market rules. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase Public Shares or Public Warrants in such transactions. Such purchases may include a contractual acknowledgment that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

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

Our current life term is on a month-to-month basis and our existence is subject to our board’s sole discretion. If the board of directors decides not to extend the term we have to consummate our initial business combination, we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate.

We initially had 15 months from the closing of the Initial Public Offering, or January 4, 2024, to consummate an initial business combination. The Charter also provided that we could, by resolution of the board of directors, extend the period of time to consummate a business combination twice by an additional 3 month period (for a total of 21 months to complete a business combination), subject to the Sponsor depositing into the Trust Account $631,900 in the aggregate for each extension. On January 2, 2024, our shareholders approved the First Extension, which allowed us to extend the date by which we had to consummate a business combination from January 4, 2024 to January 29, 2024 and allowed us, without another shareholder vote, by resolution of the board of directors, to elect to further extend the extended date up to twenty-three times for an additional one month each time, until up to December 29, 2025, only if the Sponsor or its designee would deposit into the Trust Account as a loan, (i) on or before January 4, 2024, with respect to the initial extension, an amount of $41,667, and (ii) one business day following the public announcement by us disclosing that the board of directors has determined to implement an additional monthly extension, with respect to each such additional extension, an amount of $50,000. In connection with the shareholder approval of the First Extension, an aggregate of 3,980,414 Public Shares were redeemed, and we paid approximately $42.0 million accordingly on January 4, 2024. The board of directors elected to use all twenty-three extensions and, accordingly, Mr. You made an aggregate of $1,191,667 of Contributions pursuant to the Convertible Note. On December 15, 2025, our shareholders approved the Second Extension, which allows the board of directors to elect to extend the Combination Period from December 29, 2025 to January 29, 2026 and to allow dMY, without another shareholder vote, by resolution of the board of directors, to elect to further extend such date up to five times for an additional one month each time, until up to June 29, 2026. No further Contributions are required in connection with the Second Extension. In connection with the shareholder approval of the Second Extension, an aggregate of 12,599 Public Shares were redeemed for an aggregate of approximately $147,778, representing approximately 0.5% of the Public Shares then outstanding. As of the date of this Annual Report, the board of directors has extended the Combination Period, monthly, through March 29, 2026.

If we are unable to consummate our initial business combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter subject to lawfully available funds therefor, redeem one hundred percent (100%) of the Public Shares in consideration of a per-share price, payable in cash, equal to the quotient obtained by dividing (A) the aggregate amount then on deposit in the Trust Account, including interest not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), by (B) the total number of then outstanding Public Shares, which redemption will completely extinguish rights of Public Shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors in accordance with applicable law, dissolve and liquidate, subject in each case to our obligations under the MBCA to provide for claims of creditors and other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants if we fail to complete a business combination within the Combination Period.

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

Since the net proceeds of our Initial Public Offering, the sale of the Private Placement Warrants, the Overfunding Loans, and the Contributions are intended to be used to complete an initial business combination with a target business, we may be deemed to be a “blank check” company under the United States securities laws. However, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our Initial Public Offering had been subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial business combination.

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

As of December 31, 2025, we had minimal cash and working capital deficit of approximately $8.2 million. Of the funds available to us outside of the Trust Account, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

In order to provide the Contribution and to finance transaction costs in connection with a business combination, the Company issued the Convertible Note with a principal amount up to $1.75 million, on January 2, 2024, to Harry You, who is our Chairman, Chief Executive Officer, Chief Financial Officer an affiliate of our Sponsor. If we are required to seek additional capital for consummating an initial business combination, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such working capital loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our Public Shareholders may only receive an estimated $10.15 per share, or possibly less, on our redemption of our Public Shares. There will be no redemption rights or liquidating distributions with respect to our warrants.

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

Under the MBCA, shareholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our Public Shareholders upon the redemption of our Public Shares in the event we do not complete our initial business combination before the end of the Combination Period may be considered a liquidating distribution under Massachusetts law. If a corporation complies with certain procedures set forth in Sections 14.06, 14.07 and 14.08 of the MBCA intended to ensure that it makes reasonable provision for all claims against it, any liability of shareholders with respect to a liquidating distribution is limited to the lesser of such shareholder’s pro rata share of the claim or the amount distributed to the shareholder within three years of dissolution, and any liability of the shareholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our Public Shares as soon as reasonably possible following the end of the Combination Period in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

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

We have not and may not hold an annual meeting of shareholders until after the consummation of our initial business combination.

Under Section 7.01 of the MBCA, we are, however, required to hold an annual meeting of shareholders for the purposes of electing directors in accordance with our amended and restated bylaws unless such election is made by written consent in lieu of such a meeting. We have not and may not hold an annual meeting of shareholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 7.01 of the MBCA. If our shareholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Superior Court of Suffolk County in the Commonwealth of Massachusetts in accordance with Section 7.03 of the MBCA.

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

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our Company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot ensure that we will adequately ascertain or assess all of the significant risk factors. We also cannot ensure that an investment in our securities will not ultimately prove to be less favorable to our investors than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in the prospectus dated September 29, 2022 filed in connection with our Initial Public Offering regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

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

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur debt, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our Class A Shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A Shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

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

As of December 31, 2025, we had approximately $27,313,280 in investments held in Trust Account that we may use to complete our initial business combination (including $2,211,650 currently held in the Trust Account that will be used to pay for deferred underwriting commissions).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	challenges in managing and staffing international operations;

●	longer payment cycles;

●	tax issues, including, but not limited to, rules regarding controlled foreign corporations or passive foreign investment companies, tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks and wars; and

●	deterioration of political relations with the United States.

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

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of a business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our Charter requires the approval of holders of 65% of our outstanding common stock, amending our Trust Agreement requires the approval of holders of 65% of our outstanding common stock, and amending our warrant agreement requires a vote of holders of at least 50% of the number of then outstanding Public Warrants and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, 50% of the number of the then outstanding Private Placement Warrants. In addition, our Charter requires us to provide our Public Shareholders with the opportunity to redeem their Public Shares for cash if we propose an amendment to our Charter to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete an initial business combination within the Combination Period, or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through the Initial Public Offering, we would register, or seek an exemption from registration for, the affected securities. We cannot ensure that we will not seek to amend our Charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

Each of the agreements related to our Initial Public Offering to which we are a party, other than the warrant agreement and the Trust Agreement, may be amended without shareholder approval. Such agreements are: the underwriting agreement; the letter agreement among us and our Sponsor, officers and directors, and the other holders of Founder Shares; the registration rights agreement among us and the holders of Founder Shares; the private placement warrants purchase agreement between us and our Sponsor; and the administrative services agreement among us, our Sponsor and an affiliate of our Sponsor. These agreements contain various provisions that our Public Shareholders might deem to be material. For example, our letter agreement and the underwriting agreement contain certain lock-up provisions with respect to the Founder Shares,

Private Placement Warrants and other securities held by our initial shareholders, Sponsor, officers and directors and other holders of Founder Shares. Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our initial business combination. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any amendment entered into in connection with the consummation of our initial business combination will be disclosed in our proxy materials or tender offer documents, as applicable, related to such initial business combination, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our shareholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to the lock-up provision discussed above may result in our initial shareholders selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

The provisions of our Charter that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of 65% of our outstanding common stock.

Our Charter provides that any of its provisions related to pre-business combination activity (including the requirement not release the funds held in the Trust Account except in specified circumstances, and to provide redemption rights to Public Shareholders as described herein) may be amended if approved by holders of 65% of our outstanding common stock and corresponding provisions of the Investment Management Trust Agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our outstanding common stock. In all other instances, our Charter may be amended by holders of a majority of our outstanding common stock, subject to applicable provisions of the MBCA or applicable stock exchange rules. Our Sponsor, which beneficially owns 40.4% of our common stock, may participate in any vote to amend our Charter and/or Investment Management Trust Agreement and will have the discretion to vote in any manner it chooses. As a result, we may be able to amend the provisions of our Charter which govern our pre-business combination behavior, and this may increase our ability to complete a business combination with which our shareholders do not agree. Our shareholders may pursue remedies against us for any breach of our Charter.

Our Sponsor, executive officers, and directors and other holders of Founder Shares have agreed, pursuant to written agreements with us, that they will not propose any amendment to our Charter to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial business combination within the Combination Period, or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Class A Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers, directors and other holders of Founder Shares for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

Our Sponsor owns 40.4% of our issued and outstanding common stock. Accordingly, the Sponsor may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that some shareholders do not support, including amendments to our Charter. In addition, our board of directors, whose members were initially elected by our Sponsor, is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We have not and may not hold an annual meeting of shareholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination.

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

In addition, our Sponsor and our officers and directors have sponsored other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination.

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

We may engage our underwriter or one of its respective affiliates to provide additional services to us, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriter is entitled to receive deferred commissions that will be released from the trust only on a completion of an initial business combination. These financial incentives may cause it to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of an initial business combination.

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

On March 16, 2022, our Sponsor purchased an aggregate 2,875,000 Founder Shares for a total price of $25,000, or approximately $0.009 per share. On September 8, 2022, our Sponsor surrendered to us 718,750 Founder Shares for no consideration, resulting in our Sponsor owning 2,156,250 Founder Shares and increasing the approximate price paid per Founder Share to $0.012. On September 29, 2022, our Sponsor surrendered to us an additional 431,250 Founder Shares for no consideration, resulting in our Sponsor owning 1,725,000 Founder Shares and increasing the approximate price paid per Founder Share to $0.015. In addition, on October 11, 2022, further to the underwriter’s partial exercise of the over-allotment option and forfeiture of the remaining amount, our Sponsor forfeited 145,250 Founder Shares. On September 15, 2025, the Sponsor distributed 416,266 Founder Shares to one of its members, pro rata, for no consideration. Such shares were then converted on a one-for-one basis into Class A Shares and donated to charity. As a result, as of the date of this Annual Report, the Sponsor owns an aggregate of 1,163,484 Founder Shares in the form of Class B Shares and other holders of Founder Shares hold an aggregate of 416,266 Founder Shares in the form of Class A Shares. Mr. You, the manager of our Sponsor, has voting and investment discretion with respect to the common stock held by our Sponsor. The Founder Shares will be worthless if we do not complete an initial business combination.

Our Sponsor has also purchased an aggregate of 2,884,660 Private Placement Warrants, each exercisable for one Class A Share at $11.50 per share, for an aggregate purchase price of $2,884,660, or $1.00 per Private Placement Warrant, that will also be worthless if we do not complete our initial business combination. In addition, the Sponsor and Mr. You have loaned to the Company an aggregate of approximately $4.4 million as of December 31, 2025, consisting of $947,850 in Overfunding Loans, $1,191,667 in Contributions under the Convertible Note and approximately $2.3 million in advances. If we do not complete our initial business combination, we will not repay the Overfunding Loans or Contributions from the funds held in the Trust Account, and we would likely not have other available funds outside of the Trust Account to repay the Overfunding Loans and Contributions in connection with the extensions.

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

As of December 31, 2025, our Sponsor has invested (i) $2,909,660, consisting of the $25,000 purchase price for the Founder Shares plus the $2,884,660 purchase price for the Private Placement Warrants, and (ii) approximately $2,139,517 in loans, consisting of the $947,850 Overfunding Loans and $1,191,667 in Contributions under the Convertible Note, and (iii) approximately $2.3 million in advances. Assuming a trading price of $10.00 per share upon consummation of our initial business combination, the 1,163,464 Founder Shares held by our Sponsor would have an aggregate implied value of $11,634,640. Even if the trading price of our common stock were as low as $2.51 per share, the value of the Founder Shares would be approximately equal to the $2,909,660 invested by our Sponsor to purchase the Founder Shares and Private Placement Warrants. As a result, our Sponsor is likely to be able to make a substantial profit on its investment in us at a time when our Public Shares have lost significant value (whether because of a substantial amount of redemptions of our Public Shares or any other reason). Accordingly, our management team, which owns interests in our Sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our Sponsor had paid the same per share price for the Founder Shares as our Public Shareholders paid for their Public Shares.

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

We have also issued a Convertible Note to an affiliate of our Sponsor in connection with the Contribution and advances our Sponsor may make in the future to us for working capital expenses, with a principal amount up to $1.75 million. Upon the consummation of our initial business combination, up to $1,500,000 of the outstanding principal of the Convertible Note may be converted into warrants, at a price of $1.00 per warrant, at the option of the lender.

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

Our Charter requires, unless we consent in writing to the selection of an alternative forum, that the Business Litigation Session of the Superior Court for Suffolk County, Massachusetts and United States District Court for the District of Massachusetts sitting in Boston, Massachusetts shall be the sole and exclusive forum for (a) any derivative action or proceeding brought on behalf of the corporation, (b) any action asserting a claim for breach of a fiduciary duty owed by any director, officer, employee, or agent of the corporation to the corporation or the corporation’s shareholders, (c) any action asserting a claim arising pursuant to any provision of the MBCA, the Charter, or the bylaws of the corporation, or (d) any action asserting a claim governed by the internal affairs doctrine, in each case subject to said courts having personal jurisdiction over the indispensable parties named as defendants therein, except that the United States District Court of Massachusetts in Boston shall be the sole and exclusive forum for any claim arising under the Securities Act of 1933, as amended, or any claim for which such other courts do not have subject matter jurisdiction including, without limitation, any claim arising under the Exchange Act.

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

Our securities were delisted from trading on the NYSE American exchange and trade on the OTC Markets, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

NYSE American Rules Section 119(b) requires a special purpose acquisition company to complete one or more business combinations within 36 months of the effectiveness of its Initial Public Offering registration statement. Because we did not complete our initial business combination on or before September 29, 2025, the trading of the Class A Shares, Public Warrants, and Units was suspended at the closing of business on September 29, 2025, and a Form 25-NSE was filed with the Securities Exchange Commission, which removed our securities from listing and registration on NYSE American. Beginning on September 30, 2025, the Class A Shares and Public Warrants are traded on the OTCQB Market and the Units are quoted on the OTCID under the symbols “DMYY”, “DMYYW”, and “DMYYU”, respectively. After delisting from NYSE American, there may be a very limited market in which our securities are traded, the trading price of our securities may be adversely affected, and the Class A Shares may be deemed to be a “penny stock”. We can provide no assurance that our securities will continue to trade on the OTC Market, whether broker-dealers will continue to provide public quotes of our securities on the OTC Market, or whether the trading volume of our securities will be sufficient to provide for an efficient trading market for existing and potential holders of our securities.

As a result of being traded on the over-the-counter market, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that the Class A Shares are a “penny stock” which will require brokers trading in the Class A Shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

Additionally, the National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our securities are no longer listed on a national securities exchange, they would not be considered covered securities. As a result, our securities would be subject to regulation in each state in which we offer our securities. There can be no assurance that a state could not seek to hinder or delay our initial business combination, which could possibly lead to the Company being forced to dissolve and liquidate. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by SPACs, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states.

Further, if we fail to meet criteria set forth in Rule 15c2-11 under the Exchange Act (for example, by failing to file periodic reports as required by the Exchange Act), various practice requirements are imposed on broker-dealers who sell securities governed by Rule 15c2-11 to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transactions prior to sale. Consequently, Rule 15c2-11 may have a material adverse effect on the ability of broker-dealers to sell our securities, which may materially affect the ability of investors to sell the securities in the secondary market. Not being listed on a national securities exchange may make trading in our securities difficult for investors, potentially leading to declines in the share price. It may also make it more difficult for us to raise additional capital.

We have identified material weaknesses in our internal controls over financial reporting. These material weaknesses could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

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

We identified an error in the formula for the redemption value for Class A shares subject to possible redemption as of March 31, 2024, June 30, 2024 and September 30, 2024, which resulted in a material misstatement of Class A Shares subject to possible redemption and the accumulated deficit and related financial disclosures in each of the Quarterly Reports on Form 10-Q as of and for the three months ended March 31, 2024, as of and for the three and six months ended June 30, 2024, and as of and for the three and nine months ended September 30, 2024 (the “2024 Affected Periods”). As a result, our management has concluded that a material weakness existed in our internal control over financial reporting as of December 31, 2024, and that our disclosure controls and procedures were ineffective as of December 31, 2024. We intend to take steps to remediate this material weakness, including plans to increase scrutiny over Trust Account balances, to enhance documentation of processes, and to increase communication among management and the board of directors. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Additionally, we identified an error in our Quarterly Report on Form 10-Q as of and for the three months ended March 31, 2025 (the “2025 Affected Period”). We concluded that we had not properly recognized excise tax payable under the Inflation Reduction Act of 2022 (“IRA”) related to the redemption of 3,980,414 shares of Class A Shares in January 2024. While the impact was previously considered immaterial at December 31, 2024 due to offsetting over-accrued income taxes, that offset was eliminated in the first quarter of 2025, making the full liability material. As a result, the audit committee of the board of directors, in consultation with management, determined that the financial statements for the quarter ended March 31, 2025 should no longer be relied upon and must be restated.

The error in the 2025 Affected Period reflects a deficiency in our internal controls related to the evaluation and recognition of excise tax obligations. As a result, our management has concluded that a material weakness existed in our internal control over financial reporting as of March 31, 2025, and that our disclosure controls and procedures were not effective as of March 31, 2025. Although we maintain processes to identify and apply accounting requirements, this error highlights the need for enhanced procedures to monitor complex and emerging tax-related guidance and to ensure timely recognition of such obligations. Our remediation plans include increasing access to technical tax resources, strengthening internal review procedures, and consulting more frequently with third-party advisors on new or complex tax and accounting matters.

Efforts to remediate the foregoing material weaknesses may not be effective or prevent any future material weakness or significant deficiency in our internal control over financial reporting. If our efforts are not successful or other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence and cause the market price of Class A Shares to decline.

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

As discussed above, we have identified material weaknesses in our internal controls over financial reporting. As a result of such material weaknesses, the restatement of our financial statements for the 2025 Affected Period and the 2024 Affected Periods and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatements and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

We may not have sufficient liquidity to meet our anticipated obligations prior to the completion of our initial business combination. We have until up to June 29, 2026 to consummate our initial business combination. Although we intend to complete a business combination within the Combination Period, there can be no assurance that we will be able to consummate our initial business combination by this time. If the business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of dMY. Accordingly, our management has determined that the mandatory liquidation, should the business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities

each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

As a result, if we are deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete a business combination and instead be required to liquidate. If we are required to liquidate, our investors would not be able to realize the benefits of owning shares in a post-combination company, including the potential appreciation in the value of our shares and warrants following our initial business combination.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, a company must ensure that it is engaged primarily in a business other than investing, reinvesting or trading of securities and that its activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.

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

The funds in the Trust Account may only be (i) held uninvested, (ii) held in an interest-bearing bank demand deposit account, or (iii) held in only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. The longer that the funds in the Trust Account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary of the effective date of the registration statement relating to our Initial Public Offering, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our Charter to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination before the end of the allowed period of time to consummate an initial business combination; and (iii) absent an initial business combination before the end of the allowed period of time to consummate an initial business combination, or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the public shares.

To further mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, on September 25, 2024, we instructed the Trustee to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash through a variable interest bearing account until the earlier of the consummation of a business combination or our liquidation. Following such liquidation of the assets in our Trust Account, we will receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would otherwise receive upon any redemption or liquidation of the Company if the assets in the Trust Account had remained in U.S. government securities or money market funds. This means that the amount available for redemption may not increase in the future.

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

The IR Act, among other things, imposes a new U.S. federal 1% excise tax on the fair market value of certain repurchases (including certain redemptions) of stock by “covered corporations” (which include publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign (i.e., non-U.S.) corporations), with certain exceptions. dMY (whose securities are currently traded on the OTC Markets) is a “covered corporation” for this purpose. The Excise Tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year (the “netting rule”). In addition, certain exceptions apply to the Excise Tax. The Treasury has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the Excise Tax.

On June 28, 2024, the Treasury issued final Treasury regulations on the procedural aspects of the Excise Tax reporting and payment, and on November 24, 2025, the Treasury issued final Treasury regulations that provide operating rules for the Excise Tax, including rules governing the computation of the Excise Tax. Under the final Treasury regulations, the Excise Tax is expected to apply to redemptions by us in connection with the business combination that are treated as sales or exchanges for U.S. federal income tax purpose. Although the Treasury regulations clarify certain aspects of the Excise Tax, the interpretation and operation of certain other aspects of the Excise Tax remain unclear.

The extent of the Excise Tax that may be incurred would depend on a number of factors, including (i) the fair market value of the Class A Shares redeemed, (ii) the extent such redemptions could be treated as dividends and not repurchases, (iii) the nature and amount of the equity issued, if any, by dMY within the same taxable year of the redemption treated as a repurchase of stock, and (iv) the content of any other guidance from the U.S. Department of the Treasury. As noted above, the Excise Tax is imposed on the repurchasing corporation itself, not the shareholders from which shares are repurchased. The imposition of the Excise Tax could reduce the amount of cash available on hand to complete a business combination or to effect the redemptions of Class A Shares and thus may affect our ability to complete a business combination.

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

We may issue a substantial number of additional Class A Shares or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A Shares upon conversion of the Class B Shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. Additionally, we may issue Class A Shares upon conversion, at the Sponsor’s discretion, of the Overfunding Loans that the Sponsor has extended to the Company in an aggregate outstanding principal amount of $947,850, at a conversion price of $10.00 per share. However, our Charter provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with our Public Shares (a) on any initial business combination or (b) to approve an amendment to our Charter to (x) extend the time we have to consummate a business combination beyond the Combination Period or (y) amend the foregoing provisions. These provisions of our Charter, like all provisions of our Charter, may be amended with a shareholder vote. The issuance of additional shares of common stock or shares of preferred stock:

●	may significantly dilute the equity interest of investors in our Initial Public Offering;

●	may subordinate the rights of holders of Class A Shares if shares of preferred stock are issued with rights senior to those afforded our Class A Shares;

●	could cause a change in control if a substantial number of Class A Shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our Units, Public Shares and/or Public Warrants.

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

We are a blank check company incorporated under the laws of the Commonwealth of Massachusetts with no operating results, and we did not commence operations until obtaining funding through the Initial Public Offering. Because we lack an operating history, our investors have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. We may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by our management team and their affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team or businesses associated with them is presented for informational purposes only. Past performance by our management team, including with respect to each of GTY Holdings, Inc. (“GTY”), dMY Technology Group, Inc. (“dMY I”), dMY Technology Group, Inc. II (“dMY II”), dMY Technology Group, Inc. III (“dMY III”), dMY Technology Group IV (“dMY IV”), dMY Technology Group, Inc. VI (“dMY VI”), Coliseum Acquisition Corp. (“Coliseum”), and Berto Acquisition Corp. (“Berto”) is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. Investors should not rely on the historical record of the performance of our management team or businesses associated with them, including GTY, dMY I, dMY II, dMY III, dMY IV, dMY VI, Coliseum, and Berto as indicative of our future performance of an investment in us or the returns we will, or is likely to, generate going forward.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Shares that is held by non-affiliates exceeds the $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

We may be unable to complete our initial business combination if such initial business combination is subject to regulatory review and approval requirement, including foreign investment regulations and review by government entities such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

We cannot predict whether an initial business combination may be subject to regulatory review and approval requirements by governmental entities, or ultimately prohibited. For example, CFIUS has authority to review direct or indirect foreign investments in U.S. companies. Among other things, CFIUS is empowered to require certain foreign investors to make mandatory filings, to charge filing fees related to such filings, and to self-initiate national security reviews of foreign direct and indirect investments in U.S. companies if the parties choose not to file voluntarily. If CFIUS determines that an investment subject to its jurisdiction presents national security risks, CFIUS has the power to require mitigation measures on the investment or can recommend that the President prohibit it or order divestment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on — among other factors — the nature and structure of the transaction, the nationality of the parties, the level of beneficial ownership interest and the nature of any information or governance rights involved.

dMY is incorporated in Massachusetts and the Sponsor is incorporated in Delaware. The Sponsor is exclusively “controlled” for CFIUS purposes by Harry You, who is a U.S. citizen, and thus we do not believe that the Sponsor is a “foreign person” as defined in the CFIUS regulations. Involvement of any non-U.S. persons in our initial business combination (e.g., as existing shareholders of a target company or as investors), however, may increase the risk that the business combination becomes subject to regulatory review, including review by CFIUS. If our initial business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the transaction without notifying CFIUS and risk CFIUS intervention, before or after closing the transaction. If CFIUS were to review the business combination, CFIUS may decide to block or delay the business combination, impose conditions with respect to the business combination, recommend that the President of the United States order us to divest all or a portion of the U.S. target business of the business combination that we acquired without first obtaining CFIUS approval, or impose penalties if CFIUS believes that a mandatory notification requirement applied and was not met. In addition, certain federally licensed businesses may be subject to rules or regulations that limit foreign ownership.

The process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the Combination Period may require us to liquidate. If we are unable to consummate an initial business combination within the Combination Period, including as a result of extended regulatory review of the business combination, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares for a pro rata portion of the funds held in the Trust Account, subject to our obligations under Massachusetts law to provide for claims of creditors and the requirements of other applicable law. In such event, our shareholders will miss the opportunity to benefit from an investment in a target company and the appreciation in value of such investment.

We are currently in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by a new U.S. presidential administration and accompanying regulatory activities and economic policies and events related thereto, ongoing military conflicts and geopolitical instability and inflation and interest rates.

U.S. and global markets have recently been experiencing volatility and disruption caused by economic uncertainty, including as a result international trade disputes and ongoing military disputes and related geopolitical uncertainty. International trade disputes, including threatened or implemented tariffs by the Trump administration and threatened or implemented tariffs by foreign countries in retaliation, could adversely impact the business of a target of our initial business combination. Trade disputes could also adversely impact supply chains which could now or in the future increase costs for such target business or delay delivery of key inventories and supplies. Trade disputes can also be highly disruptive to global financial markets. The length and impact of the ongoing trade disputes and military conflicts are highly unpredictable. The Company is continuing to monitor the trade disputes, inflation, interest rates and the military conflicts and the impacts to global capital markets and to the Company’s ability to complete an initial business combination.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY

As a blank check company, we have no operations and therefore do not have any operations of our own that face cybersecurity threats. However, we do depend on the digital technologies of third parties, and as noted in “Item 1A. Risk Factors” of this Annual Report, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. Our board of directors oversees risk for our Company, and prior to us making filings with the SEC, our board of directors reviews our risk factors, including the descriptions of the risks we face from cybersecurity threats, as described in “Item 1A. Risk Factors” of this Annual Report.

ITEM 2. PROPERTIES.

We currently utilize office space at 1180 North Town Center Drive, Suite 100, Las Vegas, Nevada 89144 from our Sponsor and the members of our management team. Under the administrative services agreement, dated October 4, 2022, between the Company and the Sponsor, we have agreed to pay our Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our management team. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. The Company recorded $120,000 in expenses during the year ended December 31, 2025 and had an outstanding balance of $310,000 as of December 31, 2025. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Class A Shares and Public Warrants are traded on the OTCQB and the Units are traded on the OTCID under the symbols “DMYY”, “DMYYU”, and “DMYYW”, respectively. Shareholders should know that there may be a very limited market in which our securities are traded, the trading price of our securities may be adversely affected, and the Class A Shares may be deemed to be a “penny stock”. We can provide no assurance that our securities will continue to trade on the OTC Market, whether broker-dealers will continue to provide public quotes of our securities on the OTC Market, or whether the trading volume of our securities will be sufficient to provide for an efficient trading market for existing and potential holders of its securities. See “Risk Factors — Our securities were delisted from trading on the NYSE American exchange and trade on the OTC Markets, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.”

Holders

As of December 31, 2025, there was one holder of record of our Units, three holders of record of our Class A Shares, one holder of record of our Class B Shares, one holder of record of our Public Warrants and one holder of record of our Private Placement Warrants. We believe that the actual number of holders of our Class A Shares and Public Warrants is greater than the number of record holders and includes holders of our Class A Shares and Public Warrants whose shares of Class A Shares or Public Warrants are held in street name by brokers and other nominees.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Offerings

Unregistered Sales

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

No underwriting discounts or commissions were paid with respect to the initial issuance of our Founder Shares, the Private Placement or the Overfunding Loans. These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

On September 29, 2022, the registration statement on Form S-1 (File No. 333-267381) for our Initial Public Offering was declared effective by the SEC. On October 4, 2022, we consummated our Initial Public Offering of 6,000,000 Units at a price of $10.00 per Unit, generating net proceeds to the Company of $59,135,000 (after giving effect to the reimbursement of certain of the Company’s expenses and the upfront portion of the underwriter’s discount, equal to $0.14 per Unit).

Upon the closing of the Initial Public Offering, the Private Placement and the Overfunding Loans, approximately $64.1 million ($10.15 per Unit) of the net proceeds of the sale of the Units, Over-Allotment Units, and the Private Placement Warrants and the proceeds from the Overfunding Loans were placed in the Trust Account.

In connection with the shareholder approval of the First Extension, an aggregate of 3,980,414 Public Shares were redeemed for an aggregate of approximately $42.0 million on January 4, 2024. The Company’s board of directors elected to use all twenty-three monthly extensions and, accordingly, Mr. You made an aggregate of $1,191,667 of Contributions to the Trust Account.

In connection with the shareholder approval of the Second Extension, an aggregate of 12,599 Public Shares were redeemed for an aggregate of approximately $147,778. As of the date of this Annual Report, the board of directors has extended the Combination Period, monthly, through March 29, 2026.

As of December 31, 2025, approximately $27,316,019 was held in the Trust Account. There has been no material change in the planned use of proceeds from our Initial Public Offering as described in our final prospectus dated September 29, 2022, which was filed with the SEC.

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

As of December 31, 2025, we had not commenced any operations. All activity for the period from February 15, 2022 (inception) through December 31, 2025 relates to our formation and the Initial Public Offering as described below, and since the closing of the Initial Public Offering, the search for a prospective initial business combination. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We generate non-operating income from the proceeds derived from the Initial Public Offering.

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

In addition, concurrently with the closing of the Initial Public Offering, our Sponsor extended an Initial Overfunding Loan to us in the amount of $900,000 at no interest, to be deposited in the Trust Account. On October 11, 2022, simultaneously with the sale of the Over-Allotment Units, our Sponsor extended an Additional Overfunding Loan to us in an aggregate amount of $47,850, to be deposited in the Trust Account.

Upon the closing of the Initial Public Offering, the Private Placement and the Overfunding Loans, approximately $64.1 million ($10.15 per Unit) of the net proceeds of the sale of the Units, the Over-Allotment Units, and the Private Placement Warrants and the proceeds from the Overfunding Loans were initially placed in the Trust Account and were invested in United States government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a business combination, (ii) the redemption of Public Shares properly submitted in connection with a shareholder vote to amend our Charter to modify the substance or timing of our of our obligation to redeem 100% of our Public Shares if we do not complete our initial business combination within the Combination Period or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, and (iii) our return of the funds held in the Trust Account to our Public Shareholders as part of our redemption of the Public Shares if we do not complete an initial business combination during the Combination Period. At the special meeting on January 2, 2024, our shareholders approved an amendment to the Investment Management Trust Agreement, permitting the trustee to, in a timely manner, upon the written instruction of our company, (i) hold funds uninvested, (ii) hold funds in an interest-bearing bank demand deposit account, or (iii) invest and reinvest the Property in solely United States government securities within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less, or in money market funds meeting the conditions of Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations. The trustee is not permitted to invest in other securities or assets. Investing in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities. Instead, the Trust Account is intended as a holding place for funds pending the use of such funds upon completion of a business combination or distribution upon redemption of our Public Shares. On September 25, 2024, we instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to transfer our Trust Account out of investment in securities into an interest-bearing bank deposit account in order to mitigate the risk of being deemed an unregistered investment company, and the account was transferred in March 2025.

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

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a business combination either (i) in connection with a shareholders’ meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a business combination or conduct a tender offer will be made by us, solely in our discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account. The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter.

In January 2024, the shareholders approved the proposal to amend the Charter and eliminate such Redemption Limitation (as defined below). If a shareholder vote is not required by law and we do not decide to hold a shareholder vote for business or other legal reasons, we will, pursuant to its Charter, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a business combination. If, however, shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or legal reasons, we will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If we seek shareholder approval in connection with a business combination, the initial shareholders agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a business combination. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a business combination.

On January 2, 2024, we held a special meeting of its shareholders to extend the date by which we had to consummate our initial business combination, from January 4, 2024 to January 29, 2024 and to allow us, without another shareholder vote, by resolution of the board of directors, to elect to further extend such date up to twenty-three times for an additional one month each time, until up to December 29, 2025, only if our Sponsor or its designee would deposit into the Trust Account as a loan, (i) on or before January 4, 2024, with respect to the initial extension, an amount of $41,667, and (ii) one business day following the public announcement by us disclosing that the board of directors has determined to implement an additional monthly extension, with respect to each such additional extension, an amount of $50,000. In connection with the shareholder approval of the First Extension, an aggregate of 3,980,414 Public Shares were redeemed for an aggregate of approximately $42.0 million on January 4, 2024. Our board of directors elected to use all twenty-three monthly extensions and, accordingly, Mr. You made an aggregate of $1,191,667 of Contributions to the Trust Account.

Additionally, on January 2, 2024, we issued a non-interest bearing Convertible Note to Harry You with a principal amount up to $1.75 million in connection with Contributions that Mr. You may make to the Trust Account and for working capital purposes. The Convertible Note bears no interest and is repayable on the earlier of: (i) the date on which we consummate an initial business combination and (ii) the liquidation date. If we do not consummate a business combination before the end of the Combination Period, the Convertible Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon the consummation of our initial business combination, up to $1,500,000 of the outstanding principal of the Convertible Note may be converted into warrants, at a price of $1.00 per warrant, at the option of Mr. You.

On December 15, 2025, our shareholders approved a further amendment to the Charter to extend the date by which we have to consummate our initial business combination, from December 29, 2025 to January 29, 2026 and to allow dMY, without another shareholder vote, by resolution of the board of directors, to elect to further extend such date up to five times for an additional one month each time, until up to June 29, 2026. No further Contributions are required in connection with the Second Extension. In connection with the shareholder approval of the Second Extension, an aggregate of 12,599 Public Shares were redeemed for an aggregate of approximately $147,778. As of the date of this Annual Report, the board of directors has extended the Combination Period, monthly, through March 29, 2026.

In connection with the shareholder meeting to approve the First Extension, our shareholders also approved proposals to (1) amend the Charter to provide for the right of a holder of Class B Shares to convert their Class B Shares into Class A Shares on a one-for-one basis at any time and from time to time at the election of the holder; (2) amend the Charter to eliminate from the Charter (i) the limitation that we may not redeem Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 and (ii) the limitation that we will not consummate a business combination unless we have net tangible assets of at least $5,000,001 (collectively, the “Redemption Limitation”); (3) amend the Charter to permit the board of directors, in its sole discretion, to elect to wind up our operations at any time, as determined by the board and included in a public announcement (the “Liquidation Amendment”); and (4) amend the Trust Agreement to reflect the amendments to the Charter. In connection with the shareholder meeting to approve the Second Extension, our shareholders also approved a proposal to amend the Trust Agreement to reflect the Second Extension.

If we are unable to complete a business combination within the Combination Period of March 29, 2026 or as extended to June 29, 2026, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter subject to lawfully available funds therefor, redeem one hundred percent (100%) of the Offering Shares in consideration of a per-share price, payable in cash, equal to the quotient obtained by dividing (A) the aggregate amount then on deposit in the Trust Account, including interest not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), by (B) the total number of then outstanding Offering Shares, which redemption will completely extinguish rights of the Public Shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors in accordance with applicable law, dissolve and liquidate, subject in each case to our obligations under the MBCA to provide for claims of creditors and other requirements of applicable law.

Tax Withdrawals from Trust Account

In January 2024 and April 2024, we withdrew a total of approximately $1.9 million of funds from the Trust Account for purposes of payment of tax liabilities and tax estimates, and such funds were deposited into our operating account. Funds representing interest earned on the amounts held in the Trust Account are permitted to be withdrawn from the Trust Account for the payment of taxes under the Charter and the terms of the Trust Agreement. On April 17, 2024, we paid approximately $0.89 million for 2023 taxes, leaving approximately $0.97 million remaining to be used for upcoming tax estimates. We used approximately $0.69 million of the balance of the withdrawn funds for the payment of general operating expenses. Management determined that the use of funds was not in accordance with the Trust Agreement, and, in March 2025, our Sponsor contributed approximately $0.73 million to us representing the amount of such operating expenses plus approximately $0.04 million in respect of interest that would have been earned on the remaining amount of approximately $0.97 million for the period from the original withdrawals to the date of the contribution. We paid an aggregate of approximately $0.75 million for such tax obligations on March 21, 2025. On March 25, 2025, we re-contributed to the Trust Account approximately $0.22 million of the remaining amounts not used for payment of taxes plus approximately $0.04 million in respect of interest that would have been earned had such funds remained in the Trust Account.

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

The U.S. Department of Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the Excise Tax. On June 28, 2024, the Treasury issued final regulations addressing the procedural aspects of the Excise Tax reporting and payment, and on November 24, 2025, the Treasury issued final regulations that provide substantive operating rules and computation for the Excise Tax.

Under the final regulations, redemptions of our Public Shares in January 2024 and December 2025 in connection with the First Extension and Second Extension are subject to the Excise Tax. Failure to timely pay the obligation in full would subject us to additional interest and penalties. In December 2025, the Company filed its excise tax return related to the January 2024 Redemption and paid an aggregate of approximately $570,000, consisting of approximately $420,000 of Excise Tax in connection with the First Extension and approximately $150,000 of related penalties and interest. The Excise Tax attributable to the January 2024 Redemption was recorded as a charge to accumulated deficit in accordance with ASC 480-10-S99-3A, while the related penalties and interest were recorded within general and administrative expenses in the accompanying statements of operations. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on April 3, 2025, the applicability of the Excise Tax to such redemptions was uncertain at 2024 year-end due to pending regulatory guidance and other factors. In 2025, based on additional guidance and analysis, management concluded that recognition of the obligation was appropriate.

The redemptions in connection with the Second Extension in December 2025 totaled $147,778, which did not exceed the $1 million de minimis threshold. Accordingly, no excise tax expense was incurred for the year ended December 31, 2025.

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

We remain a reporting entity under the Securities Exchange Act of 1934, as amended, with respect to continued disclosure of financial and operational information. However, there may be a very limited market in which our securities are traded, and the trading price of our securities may be adversely affected. We can provide no assurance that our securities will continue to trade on the OTC Market, whether broker-dealers will continue to provide public quotes of our securities on the OTC Market, or whether the trading volume of our securities will be sufficient to provide for an efficient trading market for existing and potential holders of our securities. See “Part II. Item 1A. Risk Factors – Our securities were delisted from trading on the NYSE American exchange and trade on the OTC Markets, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.”

Proposed Business Combination with Horizon

On September 9, 2025, we entered into the Business Combination Agreement with Holdco, Horizon, Merger Sub 1, and Merger Sub 2. Pursuant to the Business Combination Agreement, (i) Holdco was converted from a Singapore private company to a Singapore public company and was renamed “Horizon Quantum Holdings Ltd.”, (ii) the Amalgamation will occur, whereby Horizon and Merger Sub 1 will amalgamate, with Horizon surviving as a wholly-owned subsidiary of Holdco, and (iii) the SPAC Merger will occur whereby Merger Sub 2 will merge with and into dMY, with dMY surviving as a wholly-owned subsidiary of Holdco. The consummation of the Proposed Business Combination will result in dMY’s and Horizon’s securityholders becoming securityholders of Holdco, which will become a public company.

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

In connection with the Proposed Business Combination, concurrently with the execution of the Business Combination Agreement, dMY, the Sponsor, Holdco and Horizon entered into a voting support agreement. Also concurrently with the execution of the Business Combination Agreement, dMY and Holdco entered into voting support agreements with Horizon and all shareholders of Horizon.

On December 4, 2025, in connection with the Proposed Business Combination, dMY, Holdco, and Horizon entered into PIPE Subscription Agreements, which were subsequently amended on March 9, 2026, with the PIPE Investors. Pursuant to the PIPE Subscription Agreements, as of December 31, 2025, Holdco agreed to issue and sell, and the PIPE Investors agreed to subscribe for and purchase, in a private placement, an aggregate investment of approximately $110.4 million of PIPE Shares, at a per share price equal to the redemption price. Subsequent to December 31, 2025, additional investors entered into subscription agreements increasing the aggregate PIPE commitment to approximately $111.9 million. The PIPE Investors may elect to satisfy their commitments through Class A Shares purchased in the open market or held prior to March 9, 2026.

The PIPE Investment is expected to close substantially concurrently with the closing of the Proposed Business Combination, subject to the satisfaction of certain closing conditions set forth in the PIPE Subscription Agreements. We have engaged a financial advisor in connection with the Proposed Business Combination and related financing transactions. The advisor is entitled to transaction-based compensation contingent only upon completion of the Proposed Business Combination.

In connection with the PIPE Subscription Agreement, on December 4, 2025, Holdco, dMY, Horizon and IonQ, one of the PIPE Investors, entered into the IonQ Side Letter, as subsequently amended on March 9, 2026, which provides certain commercial and governance rights commensurate with IonQ’s strategic investment in Horizon, including the right to select one director to serve on the board of directors of Holdco, subject to certain independence and approval requirements, an 18-month lock-up on IonQ’s PIPE Shares, and certain notice and information rights for so long as IonQ maintains specified ownership thresholds.

On February 17, 2026, the SEC declared effective the registration statement on Form F-4 (333-292737) filed by Holdco and Horizon in connection with the Proposed Business Combination. On the same day, dMY filed its Definitive Proxy Statement and began mailing the Definitive Proxy Statement to its shareholders of record as of February 6, 2026. A special meeting of dMY’s shareholders was held on March 17, 2026. At the special meeting, dMY shareholders approved the Proposed Business Combination and related matters. If the closing conditions are satisfied or waived, we currently expect the closing to occur in March 2026. However, there can be no assurance that the Proposed Business Combination will be consummated on the currently anticipated timeline, or at all, as the closing remains subject to various conditions, including the level of stockholder redemptions and necessary regulatory approvals.

The Business Combination Agreement and related agreements are further described in our Current Report on Form 8-K filed with the SEC on September 9, 2025, and our Definitive Proxy Statement filed with the SEC on February 17, 2026, as supplemented on March 6, 2026. The PIPE Subscription Agreements, IonQ Side Letter, and related agreements are further described in our Current Reports on Form 8-K filed with the SEC on December 5, 2025, and March 9, 2026. Other than as specifically discussed, this Annual Report does not assume the closing of the Proposed Business Combination or the transactions contemplated by the Business Combination Agreement.

Conversion of Founder Shares

On September 15, 2025, the Sponsor distributed 416,266 Founder Shares to one of its members, pro rata, for no consideration. Such shares were then converted on a one-for-one basis into Class A Shares and donated to charity. As a result, as of the date of this Annual Report, the Sponsor owns an aggregate of 1,163,484 Founder Shares in the form of Class B Shares and other holders of Founder Shares hold an aggregate of 416,266 Founder Shares in the form of Class A Shares.

Liquidity and Capital Resources; Going Concern Consideration

As of December 31, 2025, we had minimal cash and working capital deficit of approximately $8.2 million. Further, we have incurred and expected to continue to incur significant costs in pursuit of our acquisition plans.

Prior to the consummation of the Initial Public Offering, our liquidity needs were satisfied through the payment of $25,000 from our Sponsor to purchase Founder Shares and a loan under the Note in the amount of approximately $145,000. We fully repaid the Note balance on October 4, 2022. The Note was no longer available to us after closing of our Initial Public Offering. Subsequent to the closing of the Initial Public Offering and the Partial Over-Allotment, our liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account and advances from related parties (approximately $2.4 million in advances outstanding as of December 31, 2025).

In addition, in order to provide the Contribution and to finance transaction costs in connection with a business combination, we issued the Convertible Note to an affiliate of the Sponsor with a principal amount up to $1.75 million on January 2, 2024 as discussed above. As of December 31, 2025, we had an outstanding amount of $1,191,667 under the Convertible Note. All proceeds received under the Convertible Note were contributed into the Trust Account.

In connection with our management’s assessment of going concern considerations in accordance with FASB ASC 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” our management has determined that the liquidity condition, mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern through the earlier of the liquidation date of March 29, 2026 or the completion of the initial business combination. There is no assurance that our plans to consummate the Proposed Business Combination with Horizon or any other business combination will be successful or successful within the Combination Period. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Global economic conditions remain subject to significant uncertainty and volatility resulting from a combination of changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations. Ongoing and escalating military conflicts, including the conflict between Russia and Ukraine and conflicts in the Middle East, as well as the risk of further escalation or expansion of such conflicts, have contributed to heightened geopolitical instability and increased uncertainty in global markets.

These conditions have adversely affected, and may continue to adversely affect, global economic activity through, among other things, disruptions to energy and commodity markets, volatility in foreign exchange and capital markets, supply chain dislocations, increased cybersecurity risks, and reduced cross-border trade and investment. In addition, elevated interest rates, inflationary pressures, tightening credit conditions, and concerns regarding sovereign debt and fiscal stability in various jurisdictions have contributed to increased volatility and reduced liquidity in global financial markets.

The extent and duration of these conditions remain uncertain, and the ultimate impact on the global economy, financial markets, and business confidence cannot be predicted. Continued or worsening geopolitical tensions, adverse macroeconomic developments, or additional policy or regulatory responses could adversely affect our ability to complete the Proposed Business Combination with Horizon, or any other business combination.

We are a Covered Corporation, as that term is used in the IR Act, and expect to be subject to the Excise Tax in connection with our initial business combination. We expect that the closing of the Proposed Business Combination with Horizon and the redemption event in connection with such business combination will both occur during 2026, and, accordingly, that we will be subject to the Excise Tax. The extent of the Excise Tax that may be incurred would depend on a number of factors, including (i) the fair market value of the Class A Shares redeemed, (ii) the extent such redemptions could be treated as dividends and not repurchases, (iii) the nature and amount of the equity issued, if any, by dMY within the same taxable year of the redemption treated as a repurchase of stock, and (iv) the content of any other guidance from the U.S. Department of the Treasury. As noted above, the Excise Tax is imposed on the repurchasing corporation itself, not the shareholders from which shares are repurchased. The imposition of the Excise Tax could reduce the amount of cash available on hand to complete a business combination or to effect the redemptions of Class A Shares and thus may affect our ability to complete a business combination. See “Part II. Item 1A. Risk Factors – “Risk Factors – The 1% U.S. federal excise tax is expected to be imposed on dMY in connection with redemptions of Class A Shares” for more information.

Results of Operations

Our entire activity from February 15, 2022 (inception) through December 31, 2025 is related to our formation and the preparation for our Initial Public Offering, and since the closing of our Initial Public Offering, the search for a prospective initial business combination. We will not generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of investment income from the Trust Account. We will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our derivative liabilities at each reporting period.

For the year ended December 31, 2025, we had net loss of approximately $17.8 million, which consisted of approximately $4.4 million of general and administrative expenses (of which $120,000 was for administrative expenses paid to our Sponsor and approximately $3.1 million was for merger expenses) and approximately $163,000 of federal and state tax expenses, and approximately $14.3 million of loss from change in fair value of the derivative warrant liabilities, partially offset by approximately $1.1 million of interest income from operating account and cash and investments held in the Trust Account.

For the year ended December 31, 2024, we had net loss of approximately $819,000, which consisted of approximately $1.1 million of general and administrative expenses (of which $120,000 was for administrative expenses paid to our Sponsor), approximately $482,000 of federal and state tax expenses, and approximately $544,000 of gain from change in fair value of the derivative warrant liabilities. partially offset by approximately $1.3 million of interest income from operating account and investments held in the Trust Account.

Contractual Obligations

Administrative Services Agreement

On October 4, 2022, we entered into an agreement pursuant to which we agreed to pay our Sponsor $10,000 per month for office space, administrative and support services. Upon completion of a business combination or our liquidation, we will cease paying these monthly fees. We recorded $120,000 in connection with such fees during each of the years ended December 31, 2025 and 2024 in the accompanying statements of operations. We recorded an outstanding balance of $310,000 and $190,000 as of December 31, 2025 and December 31, 2024, respectively in connection with such fees in accrued expenses in the accompanying balance sheets.

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

As of December 31, 2025 and 2024, we had an outstanding amount of $1,191,667 and $641,667 under the Convertible Note, respectively. All proceeds received under the Convertible Note were contributed into the Trust Account.

The option to convert the Convertible Note into warrants qualifies as an embedded derivative under ASC 815 and is required to be recognized at fair value with subsequent changes in fair value recognized in our statements of operations each reporting period until the Convertible Note is repaid or converted. As of December 31, 2025 and 2024, the fair value of the embedded conversion option was de minimis.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(b)(1) of Regulation S-K and did not have any commitments or contractual obligations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information appears following Item 15 of this Annual Report and is incorporated herein by reference.

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

As of December 31, 2025, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(3) and 15d-15(e) under the Exchange Act) were effective.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, using the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

This Annual Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Previously Identified Material Weaknesses and Remediation

As previously disclosed, management identified material weaknesses in the Company’s internal control over financial reporting in prior periods.

The first material weakness was initially disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The second material weakness was identified in connection with the preparation of the Company’s financial statements for the quarter ended June 30, 2025 and related to the evaluation and recognition of excise tax payable under the Inflation Reduction Act of 2022. This second material weakness resulted in the restatement of the Company’s unaudited condensed financial statements for the quarter ended March 31, 2025 to properly reflect excise tax payable and the related adjustment to accumulated deficit.

During the year ended December 31, 2025, management implemented a comprehensive remediation plan designed to address the underlying causes of both previously identified material weaknesses. These remediation efforts included, among other actions:

●	enhancing controls and procedures over the identification, evaluation, and accounting for complex, non-routine, and judgmental transactions, including those involving tax matters;

●	improving the monitoring and evaluation of newly issued accounting and tax guidance applicable to the Company;

●	strengthening internal review and approval processes related to financial statement preparation and reporting; and

●	enhancing coordination and communication among management and external advisors to support the timely identification and appropriate accounting treatment of matters with potential financial reporting implications.

Management tested the design and operating effectiveness of these enhanced controls over a sustained period during fiscal year 2025.

Changes in Internal Control over Financial Reporting

Except for the remediation actions described above, there was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position
Harry L. You	65	Chief Executive Officer, Chief Financial Officer, Chairman
Darla Anderson	65	Director
Francesca Luthi	49	Director
Constance Weaver	72	Director

Harry L. You, has been our Chairman and a Director since March 3, 2022, as well as Chief Financial Officer since February 15, 2022, and Chief Executive Officer since February 26, 2025. Mr. You is also currently the Executive Chairman of Berto. From March 3, 2022 until his resignation on March 15, 2023, Mr. You also served as our Co-Chief Executive Officer. Previously, Mr. You was the Chairman of the Board of Coliseum from June 2023 to December 2024 and interim Chief Executive Officer and interim Chief Financial Officer of Coliseum from June 2023 to July 2023. He has served as the Executive Chairman and a director of Rain Enhancement Technologies Holdco Inc. since the company combined with Coliseum on December 31, 2024. He has also been a member of the Audit Committee of Broadcom Inc. since January 2019 as well as Chairman of the Compensation Committee and a member of the Executive Committee of the Board of Directors of Broadcom. Previously, he was Chief Financial Officer from September 2016 to August 2019 and President in May 2019 and from September 2016 to February 2019 of GTY, a software as a service company that offers cloud-based solutions for the public sector. He was Executive Vice President in the Office of the Chairman of EMC Corporation (“EMC”) from 2008 to 2016. When Mr. You joined EMC in 2008, he oversaw corporate strategy and new business development, including mergers and acquisitions, joint ventures and venture capital activity. He was Chief Executive Officer from 2005 to 2007 and Interim Chief Financial Officer from 2005 to 2006 of BearingPoint Inc. He was Executive Vice President and Chief Financial Officer of Oracle Corporation from 2004 to 2005. Prior to joining Oracle, he held several key positions in finance, including as Chief Financial Officer of Accenture Ltd. and managing director in the Investment Banking Division of Morgan Stanley. He also served as a trustee of the U.S. Olympic Committee Foundation from 2016 to 2022. Mr. You served as a director and Chairman of the Audit Committee of IonQ, Inc. from October 2021 to February 2025. Mr. You served as Vice Chairman of the board of GTY from February 2019 to July 2022 and as director of Coupang, Inc. from January 2021 to June 2023, Genius Sports from April 2021 to December 2022, Rush Street from September 2019 to June 2022, dMY II (a special purpose acquisition company) from June 2020 to April 2021, dMY IV (a special purpose acquisition company) from December 2020 to April 2023, and Korn/Ferry International from 2005 to 2016. Mr. You holds an M.A. in Economics from Yale University and a B.A. in Economics from Harvard College. The board of directors has determined that Mr. You is well-qualified to serve on our board of directors due to his extensive and varied deal experience throughout his career, including his experience structuring Dell Technologies Inc.’s $67 billion acquisition of EMC as EMC’s Executive Vice President, his network of contacts in the technology sector, and his prior special purpose acquisition company experience with GTY and seven other special purpose acquisition companies (dMY I, dMY II, dMY III, dMY IV, dMY VI, Coliseum, and Berto).

Darla K. Anderson has served on our board of directors since the completion of the dMY IPO. Ms. Anderson is an Academy Award and Golden Globe winning feature film producer. From 1993 to March 2018, Ms. Anderson was a producer at Pixar Animation Studios, where she produced films such as “Coco,” “Toy Story 3,” “Cars,” “A Bug’s Life,” “Monsters, Inc.” Following her tenure at Pixar, Ms. Anderson served as a producer at Netflix until May 2024. Ms. Anderson was elected to the Producers Council Board of the Producers Guild of America in July 2008. Prior to joining Pixar, Ms. Anderson worked with Angel Studios as the executive producer of their commercial division. Ms. Anderson has served as a member of the board of directors of Berto since April 2025. Ms. Anderson served as a member of the board of directors of Glu (Nasdaq: GLUU) from March 2019 to April 2021, was a director of dMY VI from September 2021 to April 2023, was a director of dMY IV from March 2021 until the completion of its business combination with Planet Labs in November 2021, was a director of dMY III from November 2020 until the completion of its business combination with IonQ in October 2021, was a director of dMY II from August 2020 until the completion of its business combination with Genius Sports in April 2021, and was a director of dMY I from February 2020 until the completion of its business combination with RSI in December 2020. Ms. Anderson holds a Bachelor of Arts degree in Environmental Science from San Diego State University. Ms. Anderson’s qualifications to serve on our board of directors include her substantial leadership experience in the entertainment industry.

Francesca Luthi has served on our board of directors since the completion of the dMY IPO. Ms. Luthi served as the executive vice president and chief operating officer at Assurant, Inc. (“Assurant”) from November 2023 to September 2025 and was a member of Assurant’s management committee. In this role, she had oversight for the company’s global operations, centers of excellence for AI, customer experience and analytics, among other responsibilities. Previously, she served as chief administrative officer of Assurant from 2020 to 2023 with oversight for several key functional areas including investor relations and sustainability, communications and marketing, human resources, procurement and corporate real estate. Ms. Luthi was also the senior vice president of investor relations, marketing and communications from 2014 until 2015, and the chief communications and marketing officer from 2016 to 2020. Prior to joining Assurant in 2012, Ms. Luthi served as the senior vice president of corporate communication and investor relations at R1 RCM. Before this, Ms. Luthi held senior-level investor relations and communication roles at BearingPoint and Accenture. Ms. Luthi also helped establish the investor relations department at Omnicom Group after serving as a financial analyst in the Investment Banking Division at Morgan Stanley. Ms. Luthi was a director of dMY VI from September 2021 to April 2023, was a director of dMY IV from March 2021 until the completion of its business combination with Planet Labs in November 2021, was a director of dMY III from November 2020 until the completion of its business combination with IonQ in October 2021, was a director of dMY II from August 2020 until the completion of its business combination with Genius Sports in April 2021, and was a director of dMY I from February 2020 until the completion of its business combination with RSI in December 2020. Ms. Luthi holds a Bachelor of Science degree in Economics from Georgetown University’s School of Foreign Service. Ms. Luthi’s qualifications to serve on our board of directors include her financial and business strategy expertise.

Constance (Connie) K. Weaver has served on the Board of Directors since the completion of the dMY IPO. Ms. Weaver was Chief Marketing Officer and a member of the Operating Committee for Equitable Holdings, Inc. (NYSE: EQH) from July 2020 to July 2025, where she also served on Equitable Holdings’ ESG Committee. Prior to joining Equitable, Ms. Weaver was Senior Executive Vice President and Chief Marketing & Communications Officer at TIAA (2010 – 2017), where she led the transformation of TIAA’s marketing strategy, digital experience, and brand. Previously, she served as Senior Vice President and Chief Marketing Officer at The Hartford (2008 – 2010) and as Senior Executive Vice President and Chief Marketing Officer of AT&T (2002 – 2006). Earlier in her career, Ms. Weaver held senior marketing and investor relations leadership roles at BearingPoint (2006 – 2008), AT&T Investor Relations, (1996 – 2002), Microsoft (1995 – 1996), MCI (1990 – 1995), and McGraw-Hill (1980 – 1990), where she built and led award-winning teams recognized for excellence in brand, communications, and stakeholder engagement. Ms. Weaver has extensive board and advisory experience across both corporate and nonprofit sectors. She has served as a director of Berto since April 2025 and currently serves on the boards of Make-A-Wish America (Chair, Revenue Committee), the National Council on Aging (Treasurer; Chair, Finance and Investment Committee), the National Endowment for Financial Education, and Connecticut Public Media. Her previous board service includes Waddell & Reed, Citizens Inc. (NYSE: CIA, 2018 – 2021), Westchester Group Management Holding Company (formerly Silverado Premium Properties, 2011 – 2015), and Primark Corp. (1994 – 2000). Ms. Weaver holds a Bachelor of Science with Honors in Textile Science and Marketing from the University of Maryland. She has also completed executive programs in Financial Management at Stanford University and the Wharton School of Business, Marketing Management at Columbia University, and Global Strategic Planning at IMEDE (Switzerland).

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members and is divided into three classes with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. We have not and may not hold an annual meeting of shareholders to elect new directors prior to the consummation of our initial business combination. The Company’s first annual meeting of shareholders would be held at a future date to be determined by the post-business combination company. The term of office of the first class of directors, consisting of Ms. Anderson and Ms. Luthi, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Ms. Weaver, will expire at the second annual meeting of shareholders. The term of office of the third class of directors, consisting of Mr. You, will expire at the third annual meeting of shareholders.

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

Audit Committee

We have established an audit committee of the board of directors. Ms. Luthi and Ms. Weaver serve as members of our audit committee, and Ms. Luthi chairs the audit committee. All members of our audit committee are independent of and unaffiliated with our Sponsor.

Each member of the audit committee is financially literate, and our board of directors has determined that Ms. Luthi qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Ms. Anderson and Ms. Luthi serve as members of our compensation committee. Ms. Anderson chairs the compensation committee. All members of our compensation committee are independent of and unaffiliated with our Sponsor.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation (if any) evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to our Sponsor of $10,000 per month until the completion of our initial business combination, for office space, utilities and secretarial and administrative support and reimbursement of expenses, and the payment of $100,000 of cash compensation to each of our independent directors for their service as directors of dMY, payable upon the earlier of the closing of our initial business combination or our liquidation (described in more detail below), no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

Our compensation committee charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the board of directors. The members of our nominating and corporate governance are Ms. Weaver and Ms. Luthi. Ms. Weaver serves as chair of the nominating and corporate governance committee. All members of our nominating and corporate governance committee are independent of and unaffiliated with our Sponsor.

We have adopted a nominating and corporate governance committee charter that details the purpose and responsibilities of the nominating and corporate governance committee, including:

●	screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board of directors, and recommending to the board of directors candidates for nomination for election at the annual meeting of shareholders or to fill vacancies on the board of directors;

●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the Company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

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

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees. We have filed a copy of our form of the Code of Business Conduct and Ethics and our audit committee and compensation committee charters as exhibits to the registration statement that was filed in connection with our Initial Public Offering. This document may be reviewed by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Business Conduct and Ethics and the charters of the committees will be provided without charge upon request from us.

Insider Trading Policy

We have adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of the Company’s securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations (the “Insider Trading Policy”). It is also the policy of the Company to comply with all applicable securities laws when transacting in its own securities. A copy of our Insider Trading Policy is attached as Exhibit 19.1 to this Form 10-K.

Conflicts of Interest

In general, officers and directors of a corporation incorporated under the laws of the Commonwealth of Massachusetts are liable for any breach of the director’s duty of loyalty to the corporation or its shareholders. A conflict of interest is a transaction in which the director has a material direct or indirect interest and could be a breach of the director’s duty of loyalty unless:

●	the material facts of the transaction and the director’s interest is disclosed or known to the board of directors, and the board of directors or a committee of the board approves the transaction;

●	the material facts of the transaction and the director’s interest are disclosed or known to the shareholders entitled to vote and they approve the transaction; or

●	the transaction is fair to the corporation.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity, including Berto, which is a special purpose acquisition company sponsored by affiliates of our Sponsor. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations (including Berto), he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity. Our Charter provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties contractual obligations, or other material management relationships. The fiduciary duties owed by such individuals are prescribed by applicable law based on the jurisdiction of such entity’s incorporation, formation or organization.

Individual	Entity	Entity’s Business	Affiliation
Harry L. You	Broadcom Inc.	Semiconductor manufacturing company	Director; Member of the Executive Committee; Chairman of the Compensation Committee
	Rain Enhancement Technologies Holdco, Inc.	Environmental technology	Executive Chairman and Director
	Berto Acquisition Corp.	SPAC	Executive Chairman

Darla Anderson	Berto Acquisition Corp.	SPAC	Director

Francesca Luthi	Assurant	Insurance Company	Executive Vice President and Chief Operating Officer

Constance Weaver	Equitable Holdings, Inc.	Financial services and insurance company	Chief Marketing Officer
	Berto Acquisition Corp.	SPAC	Director

The precise duties owed by a director or officer to an entity can vary depending on the law of jurisdiction of the entity’s formation, and in some cases, may be varied by contractual arrangement with the entity and/or its equity holders. However, in general, the typical common law duties owed by a director or officer to an entity are to act with skill, care and diligence that may reasonably be expected of a person carrying out the same functions as are carried out by that director or officer (as applicable) in relation to the company and, also, to act with the skill, care and diligence in keeping with a standard of care commensurate with any particular skill they have which enables them to meet a higher standard than a director or officer (as applicable) without those skills.

In addition, the Sponsor and our executive officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Potential investors should also be aware of the following other potential conflicts of interest:

●	the fact that the Sponsor holds 1,163,484 Founder Shares which were initially purchased for an aggregate of $25,000. If unrestricted and freely tradeable, we estimate that such shares would be valued at approximately $14.5 million, based on the $12.50 closing price of the Class A Shares on OTCQB on January 9, 2026. As a result of the low purchase price paid for the Founder Shares, if a business combination is completed, the Sponsor is likely to be able to make a substantial profit on its investment even at a time when such shares have lost significant value. Accordingly, the economic interests of the Sponsor diverge from the economic interests of Public Shareholders because the Sponsor will realize a gain on its investment from the completion of any business combination while Public Shareholders will realize a gain only if the post-closing trading price exceeds $10.00 per share;

●	the fact that the Sponsor holds 2,884,660 Private Placement Warrants, initially purchased for $1.00 per Private Placement Warrant, or $2,884,660 in the aggregate, in a private placement that occurred simultaneously with the closing of the Initial Public Offering. If unrestricted and freely tradeable, we estimate that such warrants would be valued at approximately $7.0 million, based on the $2.44 closing price of the Public Warrants on OTCQB on January 9, 2026;

●	the fact that Sponsor has waived its right to redeem any common stock held by it in connection with the shareholder vote to approve our initial business combination;

●	the fact that, if dMY were to liquidate rather than complete an initial business combination, the Sponsor will lose its entire investment in dMY, which totals approximately $6,437,807 as of the date of this Annual Report, comprising the $25,000 purchase price for the Founder Shares, the $2,884,660 purchase price for the Private Placement Warrants, the $947,850 Overfunding Loan, an aggregate of $1,191,667 of Contributions for extensions to the Combination Period, up to $1.5 million of which may be converted into Private Placement Warrants or repaid in cash at the closing of our initial business combination, and $1,688,630 of other loans, advances, and out-of-pocket expenses. However, if dMY fails to consummate a business combination within the Combination Period and liquidates, such loans will not be converted into warrants and any loans, advances, and out-of-pocket expenses will only be repaid to the extent of any cash outside of the Trust Account. The potential loss of this investment may incentivize Sponsor and its affiliates to pursue a business combination transaction on unfavorable terms in order to avoid a liquidation;

●	the fact that, if the Trust Account is liquidated, including in the event dMY is unable to complete an initial business combination within the Combination Period, the Sponsor has agreed that it will be liable to dMY if and to the extent any claims by a third party for services rendered or products sold to dMY, or a prospective target business with which dMY has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.15 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.15 per Public Share due to reductions in the value of the trust assets, less taxes payable and up to $100,000 of interest to pay dissolution expenses; provided that such obligation will not apply to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account (whether or not such waiver is enforceable), any claims by dMY’s independent registered public accounting firm, or any claims under the indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act;

●	the fact that, pursuant to the Registration Rights Agreement, the Sponsor will have customary registration rights, including demand and piggy-back rights, subject to cooperation and cut-back provisions with respect to the shares and warrants held by it following the consummation of our initial business combination;

●	the fact that each of dMY’s directors, other than Harry You, will receive $100,000 in cash as compensation for director services upon the earlier of the closing of our initial business combination or dMY’s liquidation. Although such directors are entitled to receive such compensation even if dMY does not consummate an initial business combination before the end of the Combination Period and liquidates, such persons will not have any claim against the Trust Account for such payments. Accordingly, in the event that dMY liquidates, dMY may be unable to pay such director fees; and

●	the continued indemnification of former and current directors and officers of dMY and the Sponsor and the continuation of directors’ and officer’s liability insurance after the initial business combination, which will not be available if dMY liquidates.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of an initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs.

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

In the event that we submit our initial business combination to our Public Shareholders for a vote, our Sponsor, officers and directors and other holders of Founder Shares have agreed to vote their Founder Shares, and the Sponsor and our officers and directors have agreed to vote any Founder Shares they hold and any Public Shares purchased during or after our Initial Public Offering in favor of our initial business combination.

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

ITEM 11. EXECUTIVE COMPENSATION.

Our independent directors do not hold shares of our common stock and are not members of the Sponsor. Our independent directors will each receive $100,000 of cash compensation for their service as directors of dMY, payable upon the earlier of the closing of our initial business combination or our liquidation. None of the funds in the Trust Account will be used to compensate our directors. The Sponsor and our officers and directors will also be reimbursed for loans, advances, and out-of-pocket expenses incurred by them related to identifying, negotiating, investigating and completing the business combination. Harry You has loaned $1,191,667 to dMY under the Convertible Note, which amounts were used to make contributions to the Trust Account required in connection with monthly extensions of our liquidation date. An aggregate of $1,688,630 of other loans, advances, or out-of-pocket expenses are outstanding as of the date of this Annual Report. In addition, dMY has agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative support services provided to members of the dMY management team, of which an aggregate of $280,000 of accrued administrative services fees are owed to the Sponsor as of the date of this Annual Report.

Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by dMY to our Sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of the business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the post-business combination company. We have not established any limit on the amount of such fees that may be paid to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the business combination, because the post-closing company’s board of directors will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to our board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on the board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the business combination. There are no such agreements or arrangements in place as of the date of this Annual Report. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 13, 2026 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these warrants are not exercisable within 60 days of the date of this Annual Report.

The beneficial ownership of our common stock is based on 3,905,737 shares of common stock issued and outstanding as of March 13, 2026, consisting of 2,742,253 Class A Shares and 1,163,484 Class B Shares.

NAME AND ADDRESS OF BENEFICIAL OWNER(1)	NUMBER OF SHARES OF CLASS A COMMON STOCK BENEFICIALLY OWNED	APPROXIMATE PERCENTAGE OF OUTSTANDING CLASS A COMMON STOCK	NUMBER OF SHARES OF CLASS B COMMON STOCK BENEFICIALLY OWNED(2)	APPROXIMATE PERCENTAGE OF OUTSTANDING CLASS B COMMON STOCK	APPROXIMATE PERCENTAGE OF OUTSTANDING COMMON STOCK
Directors and Executive Officers
Harry L. You(3)	-	-	1,163,484	100.00%	29.79%
Darla Anderson	-	-	-	-	-
Francesca Luthi	-	-	-	-	-
Constance Weaver	-	-	-	-	-
All executive officers and directors as a group (five individuals)	-	-	1,163,484	100.00%	29.79%
Five Percent Holders
dMY Squared Sponsor, LLC (the Sponsor)(4)	-	-	1,163,484	100.00%	29.79%
Centiva Capital, LP(5)	199,344	7.27%	-	-	5.10%
Merus Global Investments, LLC(6)	200,000	7.29%	-	-	5.12%
J. Goldman & Co LP(7)	150,000	5.47%	-	-	3.84%
National Philanthropic Trust(8)	231,520	8.44%	-	-	5.93%
Cambridge in America(9)	184,746	6.74%	-	-	4.73%

(1)	The principal business address of each of the following entities or individuals, unless otherwise stated below, is c/o dMY Squared Technology Group, Inc., 1180 North Town Center Drive, Suite 100, Las Vegas, Nevada 89144.
(2)	Interests shown consist of Founder Shares, classified as Class B Shares. Such shares are convertible into Class A Shares on a ratio as specified in the Company’s Charter, which is currently one-to one basis, subject to adjustment, from time to time at the option of the holder and upon the completion of our initial business combination.
(3)	Represents shares held by our Sponsor. Each of our officers and directors are among the members of the Sponsor, and Harry L. You is the manager of our Sponsor. Mr. You has voting and investment discretion with respect to the common stock held of record by our Sponsor. Each of our officers and directors other than Mr. You disclaims any beneficial ownership of any shares held by the Sponsor.
(4)	According to a Schedule 13G/A filed with the SEC on February 14, 2024 on behalf of Centiva Capital, LP and Centiva Capital GP, LLC. The address of the business office of Centiva Capital, LP and Centiva Capital GP, LLC is 55 Hudson Yards, Suite 22A, New York, New York 10001.
(5)	According to a Schedule 13G filed with the SEC on March 5, 2025 on behalf of Merus Global Investments, LLC. The address of the business office of Merus Global Investments, LLC is 3 Park Avenue, Suite 2900, New York, NY 10016.
(6)	According to a Schedule 13G/A filed with the SEC on November 14, 2025 by: (i) J. Goldman & Co., L.P. (“JGC”) with respect the shares of the Company beneficially owned by J. Goldman Master Fund, L.P. (“JGMF”) and J. Goldman Enhanced Master Fund, L.P. (“JGEMF”); (ii) J. Goldman Capital Management, Inc. (“JGCM”) with respect to shares of the Company beneficially owned by JGMF and JGEMF; and (iii) Mr. Jay G. Goldman with respect to shares of the Company beneficially owned by JGMF and JGEMF. The address of the principal place of business office of JGC, JGCM and Mr. Goldman is c/o J. Goldman & Co., L.P., 510 Madison Avenue, 26th Floor, New York, NY 10022.
(7)	According to a Schedule 13D filed with the SEC on September 19, 2025 by National Philanthropic Trust. The principal business address of National Philanthropic Trust is 165 Township Line Road, Suite 1200, Jenkintown, Pennsylvania 19046.
(8)	The principal business address of Cambridge in America is 1120 Avenue of the Americas, Floor 7, New York, NY 10036.

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

On September 15, 2025, the Sponsor distributed 416,266 Founder Shares to one of its members, pro rata, for no consideration. Such shares were then converted on a one-for-one basis into Class A Shares and donated to charity. As a result, as of the date of this Annual Report, the Sponsor owns an aggregate of 1,163,484 Founder Shares in the form of Class B Shares and other holders of Founder Shares hold an aggregate of 416,266 Founder Shares in the form of Class A Shares.

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

Executive and Director Compensation

Our independent directors will each receive $100,000 of cash compensation for their service as directors of dMY, payable upon the earlier of the closing of our initial business combination or our liquidation. None of the funds in the Trust Account will be used to compensate our directors.

Except for the above, no compensation of any kind, including finder’s and consulting fees, will be paid by the Company to our Sponsor, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates.

Contributions

In connection with the Contribution and advances the Sponsor may make in the future to the Company for working capital expenses, on January 2, 2024, the Company issued a Convertible Note to Harry L. You, Chairman and Chief Financial Officer of the Company and an affiliate of the Sponsor, with a principal amount up to $1.75 million. The Convertible Note bears no interest and is repayable on the earlier of: (i) the date on which the Company consummates an initial business combination and (ii) the liquidation date. If the Company does not consummate a business combination before the end of the Combination Period, the Convertible Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon the consummation of the Company’s initial business combination, up to $1,500,000 of the outstanding principal of the Convertible Note may be converted into warrants, at a price of $1.00 per warrant, at the option of the l ender.

The Company’s board of directors elected to use all twenty-three monthly extensions and, accordingly, Mr. You made an aggregate of $1,191,667 of Contributions to the Trust Account.

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

Director Independence

An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have four “independent directors” as defined in stock exchange rules and applicable SEC rules. Our board of directors has determined that each of Ms. Anderson, Ms. Weaver, Ms. Luthi and Mr. Wert is an independent director under applicable stock exchange and SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of WithumSmith+Brown, PC (“Withum”) served as the Company’s independent registered public accounting firm for the years ended December 31, 2025 and 2024. The following is a summary of fees paid to Withum for services rendered:

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our period-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Withum for audit services, inclusive of required filings with the SEC for the years ended December 31, 2025 and 2024, totaled $160,660 and $138,400, respectively.

Audit-Related Fees. Audit-related fees consist of fees for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Withum any audit-related fees during the years ended December 31, 2025 and 2024.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. The aggregate fees for tax-related services for the year ended December 31, 2025 and 2024 is $7,280 and $0, respectively.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay Withum any other fees during the years ended December 31, 2025 and 2024.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of dMY Squared Technology Group, Inc. (the “Company”) as of December 31, 2025 and 2024, the related statements of operations, changes in shareholders’ deficit and cash flows for the years ended December 31, 2025 and 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years ended December 31, 2025 and 2024 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a business combination by March 29, 2026, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and liquidity condition and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Emphasis of a Matter - Restatement of Unaudited Interim Condensed Financial Statements

As discussed in Note 2 to the financial statements, the unaudited condensed financial statements for the quarter ended March 31, 2025 were restated to properly reflect excise tax payable and the related adjustment to accumulated deficit.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ WithumSmith+Brown, P.C.

We have served as the Company's auditor since 2022.

New York, New York

March 17, 2026

PCAOB ID Number 100

DMY SQUARED TECHNOLOGY GROUP, INC.

BALANCE SHEETS

	December 31,
	2025	2024
Assets:
Current assets:
Cash	$78	$309,399
Prepaid expenses	111,447	133,023
Total current assets	111,525	442,422
Cash and Investments held in Trust Account	27,316,019	25,587,986
Total Assets	$27,427,544	$26,030,408

Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$541,706	$486,018
Accrued expenses	4,176,136	777,616
Convertible note - related parties	1,191,667	641,667
Advances from related parties	2,395,015	389,871
Corporate tax payable	-	180,115
Income tax payable	-	303,913
Total current liabilities	8,304,524	2,779,200
Overfunding loans	947,850	947,850
Derivative warrant liabilities	15,714,820	1,450,600
Deferred underwriting commissions	2,211,650	2,211,650
Total Liabilities	27,178,844	7,389,300

Commitments and Contingencies
Class A common stock, $0.0001 par value; 35,000,000 shares authorized; 2,325,987 and 2,338,586 shares subject to possible redemption at approximately $11.70 and $10.90 per share as of December 31, 2025 and 2024, respectively	27,216,020	25,487,987

Shareholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of December 31, 2025 and 2024	-	-
Non-redeemable class A common stock, $0.0001 par value; 35,000,000 shares authorized; 416,266 and 0 shares issued or outstanding as of December 31, 2025 and 2024, respectively	42	-
Class B common stock, $0.0001 par value; 5,000,000 shares authorized; 1,163,484 and 1,579,750 shares issued and outstanding as of December 31, 2025 and 2024, respectively	116	158
Additional paid-in capital	-	-
Accumulated deficit	(26,967,478)	(6,847,037)
Total shareholders’ deficit	(26,967,320)	(6,846,879)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Shareholders’ Deficit	$27,427,544	$26,030,408

The accompanying notes are an integral part of these financial statements.

DMY SQUARED TECHNOLOGY GROUP, INC.

STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2025	2024
General and administrative expenses	$4,461,667	$1,088,400
Corporate tax expenses	456	47,164
Loss from operations	(4,462,123)	(1,135,564)

Other income (expenses):
Interest income on operating account	97	441
Investment income from cash and investments held in Trust Account	1,065,740	1,294,140
Change in fair value of derivative warrant liabilities	(14,264,220)	(543,970)
Total other (expenses) income	(13,198,383)	750,611
Net loss before provision for income taxes	(17,660,506)	(384,953)
Provision for income taxes	162,200	434,457
Net loss	$(17,822,706)	$(819,410)

Weighted average shares outstanding of Class A common stock - basic	2,337,999	2,371,212
Weighted average shares outstanding of Class A common stock - diluted	2,762,853	2,371,212
Net loss per share, Class A common stock - basic	$(4.55)	$(0.21)
Net loss per share, Class A common stock - diluted	$(0.82)	$(0.21)

Weighted average shares outstanding of Class B common stock - basic	1,579,750	1,579,750
Weighted average shares outstanding of Class B common stock - diluted	1,579,750	1,579,750
Net loss per share, Class B common stock - basic	$(4.55)	$(0.21)
Net loss per share, Class B common stock - diluted	$(0.82)	$(0.21)

The accompanying notes are an integral part of these financial statements.

DMY SQUARED TECHNOLOGY GROUP, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the year ended December 31, 2025
	Non-redeemable Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2024	-	$-	1,579,750	$158	$-	$(6,847,037)	$(6,846,879)
Increase in redemption value of Class A common stock subject to redemption due to extension	-	-	-	-	-	(550,000)	(550,000)
Excise tax payable attributable to redemption of Class A common stock	-	-	-	-	-	(421,924)	(421,924)
Conversion of Class B common stock to non-redeemable Class A common stock	416,266	42	(416,266)	(42)	-	-	-
Remeasurement for Class A common stock subject to redemption	-	-	-	-	-	(1,325,811)	(1,325,811)
Net loss	-	-	-	-	-	(17,822,706)	(17,822,706)
Balance - December 31, 2025	416,266	$42	1,163,484	$116	$-	$(26,967,478)	$(26,967,320)

	For the years ended December 31, 2024
	Class B Common Stock		Additional Paid-In	Accumulated Deficit	Total Shareholders’
	Shares	Amount	Capital	(as restated)	Deficit
Balance - December 31, 2023	1,579,750	$158	$-	$(5,079,176)	$(5,079,018)
Increase in redemption value of Class A common stock subject to redemption due to extension	-	-	-	(641,667)	(641,667)
Remeasurement for Class A common stock subject to redemption	-	-	-	(306,784)	(306,784)
Net loss	-	-	-	(819,410)	(819,410)
Balance - December 31, 2024	1,579,750	$158	$-	$(6,847,037)	$(6,846,879)

The accompanying notes are an integral part of these financial statements.

DMY SQUARED TECHNOLOGY GROUP, INC.

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(17,822,706)	$(819,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Investment income from cash and investments held in Trust Account	(1,065,740)	(1,294,140)
Change in fair value of derivative warrant liabilities	14,264,220	543,970
General and administrative expenses advanced by related party	1,238,647	366,192
Changes in operating assets and liabilities:
Prepaid expenses	21,576	22,602
Accounts payable	97,365	(13,937)
Accrued expenses	3,398,520	200,170
Corporate tax payable	(180,115)	(194,152)
Income tax payable	(303,913)	(207,118)
Net cash used in operating activities	(352,146)	(1,395,823)

Cash Flows from Investing Activities:
Cash deposited in Trust Account for extension	(550,000)	(641,667)
Cash re-contributed to the Trust Account for excess tax withdrawals	(260,070)	-
Withdrawal from Trust Account to pay for taxes	-	1,872,655
Withdrawal from Trust Account to pay for redemption	147,777	42,020,432
Net cash (used in) provided by investing activities	(662,293)	43,251,420

Cash Flows from Financing Activities:
Advances from related parties	724,820	-
Repayment of advances to related party	-	(167,442)
Proceeds received from related parties under convertible note	550,000	641,667
Payment of excise tax on 2024 redemption of common stock	(421,924)	-
Redemption of Class A common stock	(147,778)	(42,020,432)
Net cash provided by (used in) financing activities	705,118	(41,546,207)

Net change in cash	(309,321)	309,390

Cash - Beginning of the year	309,399	9
Cash - End of the year	$78	$309,399

Supplemental disclosure of noncash activities:
Accounts payable paid by related party	$41,677	$6,000
2024 excise tax payable attributable to redemption of Class A common stock	$421,924	$-
Increase in redemption value of Class A common stock subject to redemption due to extension	$550,000	$641,667

Supplemental cash flow information:
Cash paid for federal income taxes	$537,526	$508,883
Cash paid for state taxes	$213,105	$391,181

The accompanying notes are an integral part of these financial statements

DMY SQUARED TECHNOLOGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from February 15, 2022 (inception) through December 31, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

DECEMBER 31, 2025

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

On January 2, 2024, the Company held a special meeting of its shareholders to extend the date by which the Company had to consummate its initial business combination (the “First Extension”), from January 4, 2024 to January 29, 2024 and to allow the Company, without another shareholder vote, by resolution of the board of directors, to elect to further extend such date up to twenty-three times for an additional one month each time, until up to December 29, 2025, only if the Sponsor or its designee would deposit (the “Contributions”) into the Trust Account as a loan, (i) on or before January 4, 2024, with respect to the initial extension, an amount of $41,667, and (ii) one business day following the public announcement by us disclosing that the board of directors has determined to implement an additional monthly extension, with respect to each such additional extension, an amount of $50,000. In connection with the shareholder approval of the First Extension, an aggregate of 3,980,414 Public Shares were redeemed for an aggregate of approximately $42.0 million on January 4, 2024 (the “January 2024 Redemption”). The Company’s board of directors elected to use all twenty-three monthly extensions and, accordingly, Mr. You made an aggregate of $1,191,667 of Contributions to the Trust Account.

DMY SQUARED TECHNOLOGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

In connection with the Contribution and advances the Sponsor or its affiliates may make in the future to the Company for working capital expenses, on January 2, 2024, the Company issued a convertible promissory note to Harry L. You, Chairman, Chief Executive Officer and Chief Financial Officer and an affiliate of the Sponsor (the “Payee”), with a principal amount up to $1.75 million (the “Convertible Note”). The Convertible Note bears no interest and is repayable on the earlier of (i) the date on which the Company consummates an initial Business Combination and (ii) the liquidation date. If the Company does not consummate a Business Combination before the end of the Combination Period, the Convertible Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon the consummation of the initial Business Combination, up to $1,500,000 of the outstanding principal of the Convertible Note may be converted into warrants, at a price of $1.00 per warrant, at the option of the Payee. Since January 2, 2024, the board of directors has elected to extend the liquidation date to December 29, 2025. Accordingly, the Company has drawn down from the Convertible Note and deposited $1,191,667 into the Trust Account in connection with such extensions.

On December 15, 2025, dMY’s shareholders approved a further amendment to the Charter to extend the date by which dMY has to consummate its initial business combination (the “Second Extension”), from December 29, 2025 to January 29, 2026 and to allow dMY, without another shareholder vote, by resolution of the board of directors, to elect to further extend such date up to five times for an additional one month each time, until up to June 29, 2026 (such time period, the “Combination Period”). No further Contributions are required in connection with the Second Extension. In connection with the shareholder approval of the Second Extension, an aggregate of 12,599 Public Shares were redeemed for an aggregate of approximately $147,778 (the “December 2025 Redemption”). As of the date of this Annual Report, the board of directors has extended the Combination Period, monthly, through March 29, 2026.

If the Company is unable to complete the Business Combination before the end of the Combination Period of March 29, 2026 or as extended to June 29, 2026, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter subject to lawfully available funds therefor, redeem one hundred percent (100%) of the Offering Shares in consideration of a per-share price, payable in cash, equal to the quotient obtained by dividing (A) the aggregate amount then on deposit in the Trust Account, including interest not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), by (B) the total number of then outstanding Offering Shares, which redemption will completely extinguish rights of the Public Shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors in accordance with applicable law, dissolve and liquidate, subject in each case to the Company’s obligations under the MBCA to provide for claims of creditors and other requirements of applicable law.

DMY SQUARED TECHNOLOGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

Tax Withdrawals from Trust Account

In January 2024 and April 2024, the Company withdrew a total of approximately $1.9 million of funds from the Trust Account for purposes of payment of tax liabilities and tax estimates, and such funds were deposited into the Company’s operating account. Funds representing interest earned on the amounts held in the Trust Account are permitted to be withdrawn from the Trust Account for the payment of taxes under the Company’s Charter and the terms of the Trust Agreement. On April 17, 2024, the Company paid approximately $0.89 million for 2023 taxes, leaving approximately $0.97 million remaining to be used for upcoming tax estimates. The Company used approximately $0.69 million of the balance of the withdrawn funds for the payment of general operating expenses. Management determined that the use of funds was not in accordance with the Trust Agreement, and, in March 2025, the Sponsor advanced approximately $0.73 million to the Company representing the amount of such operating expenses plus approximately $0.04 million in respect of interest that would have been earned on the remaining amount of approximately $0.97 million for the period from the original withdrawals to the date of the advance. The Company paid an aggregate of approximately $0.75 million for such tax obligations on March 21, 2025. On March 25, 2025, the Company re-contributed to the Trust Account approximately $0.22 million of the remaining amounts not used for payment of taxes plus approximately $0.04 million in respect of interest that would have been earned had such funds remained in the Trust Account.

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

DMY SQUARED TECHNOLOGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

The U.S. Department of Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the Excise Tax. On June 28, 2024, the Treasury issued final regulations addressing the procedural aspects of the Excise Tax reporting and payment, and on November 24, 2025, the Treasury issued final regulations that provide substantive operating rules and computation for the Excise Tax.

Under the final regulations, redemptions of the Public Shares in January 2024 and December 2025 in connection with the First Extension and Second Extension are subject to the Excise Tax. Failure to timely pay the obligation in full would subject the Company to additional interest and penalties. In December 2025, the Company filed its excise tax return related to the January 2024 Redemption and paid an aggregate of approximately $570,000, consisting of approximately $420,000 of Excise Tax in connection with the First Extension and approximately $150,000 of related penalties and interest. The Excise Tax attributable to the January 2024 Redemption was recorded as a charge to accumulated deficit in accordance with ASC 480-10-S99-3A, while the related penalties and interest were recorded within general and administrative expenses in the accompanying statements of operations. As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on April 3, 2025, the applicability of the Excise Tax to such redemptions was uncertain at 2024 year-end due to pending regulatory guidance and other factors. In 2025, based on additional guidance and analysis, management concluded that recognition of the obligation was appropriate.

The redemptions in connection with the Second Extension in December 2025 totaled $147,778, which did not exceed the $1 million de minimis threshold. Accordingly, no excise tax expense was incurred for the year ended December 31, 2025.

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

Proposed Business Combination with Horizon

On September 9, 2025, the Company, Horizon Quantum Holdings Ltd. (formerly known as Rose Holdco Pte. Ltd., Company Registration No. 202537774K), a Singapore public company limited by shares (“Holdco”), Rose Acquisition Pte. Ltd. (Company Registration No. 202537790M), a Singapore private company limited by shares and wholly-owned subsidiary of Holdco (“Merger Sub 1”), Horizon Merger Sub 2, Inc., a Massachusetts corporation and wholly-owned subsidiary of Holdco (“Merger Sub 2”), and Horizon Quantum Computing Pte. Ltd. (Company Registration No. 201802755E), a Singapore private company limited by shares (“Horizon”), entered into a Business Combination Agreement (the “Business Combination Agreement”). Pursuant to the Business Combination Agreement, (i) Holdco was converted from a Singapore private company to a Singapore public company and was renamed “Horizon Quantum Holdings Ltd.”, (ii) Horizon and Merger Sub 1 will amalgamate, with Horizon surviving as a wholly-owned subsidiary of Holdco (the “Amalgamation”) and (iii) Merger Sub 2 will merge with and into dMY (the “SPAC Merger”, and together with the Amalgamation and the other transactions contemplated by the Business Combination Agreement, the “Proposed Business Combination”) with dMY surviving as a wholly-owned subsidiary of Holdco. The consummation of the Proposed Business Combination will result in dMY’s and Horizon’s securityholders becoming securityholders of Holdco, which will become a public company.

DMY SQUARED TECHNOLOGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

On December 4, 2025, in connection with the Proposed Business Combination, dMY, Holdco, and Horizon entered into Subscription Agreements (the “PIPE Subscription Agreements”), which were subsequently amended on March 9, 2026, with certain institutional and accredited investors, qualified institutional buyers and strategic investors (the “PIPE Investors”). Pursuant to the PIPE Subscription Agreements, as of December 31, 2025, Holdco agreed to issue and sell, and the PIPE Investors agreed to subscribe for and purchase, in a private placement, an aggregate investment of approximately $110.4 million of Holdco Class A Ordinary Shares (the “PIPE Shares”), at a per share price equal to the redemption price (the “PIPE Investment”). Subsequent to December 31, 2025, additional investors entered into subscription agreements increasing the aggregate PIPE commitment to approximately $111.9 million. The PIPE Investors may elect to satisfy their commitments through Class A Shares purchased in the open market or held prior to March 9, 2026. The PIPE Investment is expected to close substantially concurrently with the closing of the Proposed Business Combination, subject to the satisfaction of certain closing conditions set forth in the PIPE Subscription Agreements. The Company has engaged a financial advisor in connection with the proposed Business Combination and related financing transactions. The advisor is entitled to transaction-based compensation contingent upon completion of the Proposed Business Combination.

In connection with the PIPE Subscription Agreement, on December 4, 2025, Holdco, dMY, Horizon and IonQ, Inc. (“IonQ”), one of the PIPE Investors, entered into an agreement (the “IonQ Side Letter”), as subsequently amended on March 9, 2026, which provides certain commercial and governance rights commensurate with IonQ’s strategic investment in Horizon, including the right to select one director to serve on the board of directors of Holdco, subject to certain independence and approval requirements, an 18-month lock-up on IonQ’s PIPE Shares, and certain notice and information rights for so long as IonQ maintains specified ownership thresholds.

On February 17, 2026, the SEC declared effective the registration statement on Form F-4 (333-292737) filed by Holdco and Horizon in connection with the Proposed Business Combination. On the same day, dMY filed its definitive proxy statement and began mailing the proxy statement to its shareholders of record as of February 6, 2026. A special meeting of dMY’s shareholders was held on March 17, 2026. At the special meeting, dMY shareholders approved the Proposed Business Combination and related matters. If the other closing conditions are satisfied or waived, the Company currently expects the closing to occur in March 2026. However, there can be no assurance that the Proposed Business Combination will be consummated on the currently anticipated timeline, or at all, as the closing remains subject to various conditions, including the level of stockholder redemptions and necessary regulatory approvals.

Other than as specifically discussed, this Annual Report does not assume the closing of the Proposed Business Combination or the transactions contemplated by the Business Combination Agreement.

DMY SQUARED TECHNOLOGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Going Concern Consideration

As of December 31, 2025, the Company had minimal cash and working capital deficit of approximately $8.2 million. Further, the Company has incurred and expected to continue to incur significant costs in pursuit of its acquisition plans.

Prior to the consummation of the Initial Public Offering, the Company’s liquidity needs were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4) and a loan under the Note (as defined in Note 4) in the amount of approximately $145,000. The Company fully repaid the Note balance on October 4, 2022. The Note was no longer available to the Company after the closing of its Initial Public Offering. Subsequent to the closing of the Initial Public Offering and the Partial Over-Allotment, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account and advances from related parties (approximately $2.3 million in advances outstanding as of December 31, 2025).

In addition, in order to provide the Contribution and to finance transaction costs in connection with a Business Combination, the Company issued the Convertible Note to the Payee with a principal amount up to $1.75 million on January 2, 2024 as discussed above. As of December 31, 2025, the Company had an outstanding amount of $1,191,667 under the Convertible Note. All proceeds received under the Convertible Note were contributed into the Trust Account.

In connection with the management’s assessment of going concern considerations in accordance with FASB Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements—Going Concern,” the Company’s management has determined that the Company’s liquidity condition, mandatory liquidation should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about its ability to continue as a going concern through the earlier of the liquidation date of March 29, 2026 or the completion of the initial Business Combination. There is no assurance that the Company’s plans to consummate the Proposed Business Combination with Horizon or any other Business Combination will be successful or successful within the Combination Period. The financial statements included in this Annual Report on Form 10-K do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Global economic conditions remain subject to significant uncertainty and volatility resulting from a combination of changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations. Ongoing and escalating military conflicts, including the conflict between Russia and Ukraine and conflicts in the Middle East, as well as the risk of further escalation or expansion of such conflicts, have contributed to heightened geopolitical instability and increased uncertainty in global markets.

These conditions have adversely affected, and may continue to adversely affect, global economic activity through, among other things, disruptions to energy and commodity markets, volatility in foreign exchange and capital markets, supply chain dislocations, increased cybersecurity risks, and reduced cross-border trade and investment. In addition, elevated interest rates, inflationary pressures, tightening credit conditions, and concerns regarding sovereign debt and fiscal stability in various jurisdictions have contributed to increased volatility and reduced liquidity in global financial markets.

The extent and duration of these conditions remain uncertain, and the ultimate impact on the global economy, financial markets, and business confidence cannot be predicted. Continued or worsening geopolitical tensions, adverse macroeconomic developments, or additional policy or regulatory responses could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

DMY SQUARED TECHNOLOGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2025 and 2024.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Cash and Investments Held in Trust Account

The Company’s portfolio of investments was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest income from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. On September 25, 2024, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to transfer its Trust Account out of investment in securities into an interest-bearing bank deposit account in order to mitigate the risk of being deemed an unregistered investment company, and the account was transferred in March 2025. As of December 31, 2025, the trust balance was held in cash. As of December 31, 2024 the trust balance was held in US Treasury Bills.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

Convertible Note Payable – Related Parties

The option to convert the Convertible Note issued to the Payee on January 2, 2024 (see Note 4) into warrants qualifies as an embedded derivative under ASC 815 and is required to be recognized at fair value, with subsequent changes in fair value recognized in the Company’s statements of operations each reporting period until the Convertible Note is repaid or converted. As of December 31, 2025 and December 31, 2024, the fair value of the embedded conversion option had a de minimis value.

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

DMY SQUARED TECHNOLOGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

For the years ended December 31, 2025 and 2024, the amounts of Public Shares reflected in the financial statements are reconciled in the following table:

Class A common stock subject to possible redemption - December 31, 2023	$66,559,968
Plus:
Increase in redemption value of Class A common stock subject to possible redemption subject to redemption due to extension	641,667
Remeasurement for Class A common stock subject to redemption	306,784
Less:
Redemption of Class A common stock subject to possible redemption	(42,020,432)
Class A common stock subject to possible redemption - December 31, 2024	25,487,987
Plus:
Increase in redemption value of Class A common stock subject to possible redemption subject to redemption due to extension	550,000
Remeasurement for Class A common stock subject to redemption	1,325,811
Less:
Redemption of Class A common stock subject to possible redemption	(147,778)
Class A common stock subject to possible redemption - December 31, 2025	$27,216,020

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

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share of common stock for each class of common stock for the years ended December 31, 2025 and 2024:

	For the years ended December 31,
	2025		2024
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss - basic	$(10,636,074)	$(7,186,632)	$(491,778)	$(327,632)
Allocation of net loss - diluted	(2,263,982)	(1,294,504)	(491,778)	(327,632)

Denominator:
Weighted average common shares outstanding - basic	2,337,999	1,579,750	2,371,212	1,579,750
Weighted average common shares outstanding - diluted	2,762,853	1,579,750	2,371,212	1,579,750

Net loss per common share - basic	$(4.55)	$(4.55)	$(0.21)	$(0.21)
Net loss per common share - diluted	$(0.82)	$(0.82)	$(0.21)	$(0.21)

DMY SQUARED TECHNOLOGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2025 and 2024, the Company had gross deferred tax assets of approximately $2.1 million and approximately $949,000, respectively, which were presented net of a full valuation allowance.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2025 and 2024. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statements.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09 (Topic 740), “Improvements to Income Tax Disclosures”. The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as an expansion of other income tax disclosures. The ASU is effective on a prospective basis for annual reporting periods beginning after December 15, 2024. The Company adopted ASU 2023-09 in its Annual Report on Form 10-K for the year ending December 31, 2025.

Issued in November 2024, ASU 2024-03, “Disaggregation of Income Statement Expenses” (Subtopic 220-40), requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the consolidated financial statements. While early adoption is permitted, the Company does not plan to adopt this standard early. This ASU will likely result in additional disclosures being included in the Company’s financial statements once adopted. The Company is currently evaluating the provisions of this ASU.

DMY SQUARED TECHNOLOGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

The Company’s Sponsor and its affiliates have paid for certain expenses on behalf of the Company. As of December 31, 2025 and 2024, the Company had an outstanding advances balance from such parties of approximately $2.3 million and $390,000, respectively. Subsequent to December 31, 2025, the Sponsor paid an aggregate of $165,000 for additional expenses on behalf of the Company, increasing the outstanding balance owed to Sponsor to approximately $2.6 million.

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

DMY SQUARED TECHNOLOGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

As of December 31, 2025 and 2024, the Company had an outstanding amount of $1,191,667 and $641,667 under the Convertible Note, respectively. All proceeds received under the Convertible Note were contributed into the Trust Account.

The option to convert the Convertible Note into warrants qualifies as an embedded derivative under FASB ASC 815 and is required to be recognized at fair value with subsequent changes in fair value recognized in the Company’s statements of operations each reporting period until the Convertible Note is repaid or converted. As of December 31, 2025 and 2024, the fair value of the embedded conversion option had a de minimis value.

Administrative Services Agreement

On October 4, 2022, the Company entered into an agreement pursuant to which it agreed to pay the Sponsor $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company recorded $120,000 in connection with such fees during each of the years ended December 31, 2025 and 2024 in the accompanying statements of operations. The Company recorded an outstanding balance of $310,000 and $190,000 as of December 31, 2025 and 2024, respectively, in connection with such fees in accrued expenses in the accompanying balance sheets.

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

DMY SQUARED TECHNOLOGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Advisory Arrangement

On August 14, 2025, in connection with the proposed Business Combination with Horizon, the Company entered into an engagement arrangement with an advisory firm to assist with investor outreach and capital markets activities related to the proposed transaction, including the PIPE financing as described in Note 1. The agreement provides that the advisor will be entitled to (i) a transaction fee of $4.0 million payable upon the closing of the Business Combination if the minimum cash condition is met, or, if such conditions are not satisfied, an incentive bonus of up to $4.0 million at the Company’s discretion, and (ii) placement agent fees in connection with any private placement equal to (a) 5.0% of the gross proceeds from investors introduced by the advisor and (b) 3.0% of the gross proceeds from other investors participating in the private placement, in each case payable upon the closing of such private placement.

Note 6—Derivative Warrant Liabilities

As of December 31, 2025 and 2024, the Company had an aggregate of 6,044,160 warrants outstanding, comprised of 3,159,500 Public Warrants and 2,884,660 Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A Shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC and have an effective registration statement covering the Class A Shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A Shares until the warrants expire or are redeemed. If a registration statement covering the Class A Shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s Class A Shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

Note 7—Shareholders’ Deficit

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025 and 2024, there were no shares of preferred stock issued or outstanding.

DMY SQUARED TECHNOLOGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Class A Common Stock—The Company is authorized to issue 35,000,000 Class A Shares with a par value of $0.0001 per share. As of December 31, 2025 and 2024, there were 2,742,253 (including 2,325,987 redeemable and 416,266 non-redeemable) and 2,338,586 Class A Shares issued and outstanding, respectively. Redeemable Class A shares are subject to possible redemption in connection with the Company’s initial Business Combination or liquidation and are classified outside of permanent equity on the accompanying balance sheets, while non-redeemable Class A shares are classified within permanent equity.

Class B Common Stock—The Company is authorized to issue 5,000,000 Class B Shares with a par value of $0.0001 per share. As of December 31, 2025 and 2024, there were 1,163,484 and 1,579,750 Class B Shares issued and outstanding, respectively.

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

On September 15, 2025, the Sponsor distributed 416,266 Founder Shares to one of its members, pro rata, for no consideration. Such shares were then converted on a one-for-one basis into Class A Shares and donated to charity. As a result, as of the date of this Annual Report, the Sponsor owns an aggregate of 1,163,484 Founder Shares in the form of Class B Shares and other holders of Founder Shares hold an aggregate of 416,266 Founder Shares in the form of Class A Shares.

Note 8—Fair Value Measurements

The following tables present information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of December 31, 2025 and 2024, by level within the fair value hierarchy:

December 31, 2025

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities - Public Warrants	$-	$8,214,700	$-
Derivative warrant liabilities - Private Warrants	$-	$-	$7,500,120

DMY SQUARED TECHNOLOGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

December 31, 2024

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Bill(1)	$25,587,986	$-	$-
Liabilities:
Derivative warrant liabilities - Public Warrants	$-	$758,280	$-
Derivative warrant liabilities - Private Warrants	$-	$-	$692,320

(1)	The cash balance within the Trust Account was $617 as of December 31, 2024.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in December 2022 when the Public Warrants were separately listed and traded. As of December 31, 2025 and 2024, the fair value measurement for Public Warrants was transferred to Level 2 measurement due to low trading volume. Level 1 assets include investments in money market funds or U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants and the Private Placement Warrants was initially measured using Black-Scholes option pricing model and Monte Carlo simulation method, respectively. Beginning in December 2022, the fair value of Public Warrants has been measured based on the listed market price of such Public Warrants. The estimated fair value of the Private Placement Warrants was determined using a Monte Carlo simulation method with Level 3 inputs as of December 31, 2025 and 2024. Inherent in a Black-Scholes option pricing model and a Monte Carlo simulation method are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates of December 31, 2025 and 2024:

	As of December 31, 2025	As of December 31, 2024
Exercise price	$11.50	$11.50
Stock price	$12.99	$10.66
Volatility	3.7%	3.3%
Risk-free rate	3.7%	4.3%
Expected terms (years)	5.17	5.25
Dividend yield	0.0%	0.0%

DMY SQUARED TECHNOLOGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

The changes in the Level 3 fair value of the derivative warrant liabilities for the years ended December 31, 2025 and 2024 are summarized as follows:

Balance as of December 31, 2023 - Level 3	$432,700
Change in fair value of derivative warrant liabilities - Private Warrants	259,620
Balance as of December 31, 2024 - Level 3	692,320
Change in fair value of derivative warrant liabilities - Private Warrants	6,807,800
Balance as of December 31, 2025 - Level 3	$7,500,120

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

	For the years ended December 31,
	2025	2024
Investment income from cash and investments held in Trust Account	$1,065,740	$1,294,140
General and administrative expenses	(4,461,667)	(1,088,400)
Tax expenses	(162,656)	(481,621)
Other (expenses) income	(14,264,123)	441
Net loss	$(17,822,706)	$(819,410)

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

DMY SQUARED TECHNOLOGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 10—Income Taxes

The income tax provision consists of the following:

	December 31, 2025	December 31, 2024
Current
Federal	$223,826	$261,958
State	86,697	132,692
Deferred
Federal	(900,144)	(420,563)
State	(270,901)	(67,622)
Valuation allowance	1,171,045	488,185
Income tax provision	310,523	394,650
Adjustment for prior year tax estimate	(49,376)	39,807
Income tax provision, net	$261,147	$434,457

The Company’s net deferred tax assets are as follows:

	December 31, 2025	December 31, 2024
Deferred tax assets:
Start-up/organization costs	$12,928,719	$949,417
Merger costs	827,591	-
Net operating loss carryforwards	-	-
Total deferred tax assets	2,120,462	949,417
Valuation allowance	(2,120,462)	(949,417)
Deferred tax asset, net of allowance	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2025 and 2024, the valuation allowances were approximately $2.1 million and $949,000, respectively. As of December 31, 2025 and 2024, the Company has no U.S. federal net operating loss carryforwards and no state net operating loss carryovers available to offset future taxable income.

DMY SQUARED TECHNOLOGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:

	December 31, 2025	December 31, 2024
Statutory federal income tax rate	21.0%	21.0%
State tax	6.5%	6.5%
Non-deductible change in fair value of warrant liabilities	(22.1)%	(41.0)%
Non-deductible meals and tax penalties	(0.2)%	(12.3)%
Change in valuation allowance	(6.6)%	(87.1)%
Income tax expense	(1.49)%	(112.9)%

There were no foreign tax effects, changes in tax laws or rates enacted in the current periods, effect of cross-border tax laws, tax credits, or unrecognized tax benefits as of December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Note 11—Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the financial statements, except as noted below.

Subsequent to December 31, 2025, the Sponsor advanced an additional amount of approximately $165,000 to the Company, increasing the outstanding balance owed to Sponsor to approximately $2.6 million.

Subsequent to December 31, 2025, additional investors entered into subscription agreements in connection with the previously disclosed PIPE financing related to the proposed Business Combination with Horizon. In addition, on March 9, 2026, the parties amended the IonQ Side Letter relating to the PIPE financing. See Note 1 — Description of Business Combination for additional information.

On February 20, 2026, the Company entered into a consulting agreement with a consulting firm for strategic communications services in connection with the Proposed Business Combination. The agreement provides for a fee of $400,000 payable only upon completion of the Proposed Business Combination.

On March 17, 2026, the Company held a special meeting of shareholders for the purpose of seeking shareholder approval of the Proposed Business Combination and related matters. At such meeting, the Company’s shareholders approved the Proposed Business Combination with Horizon.

EXHIBITS

Exhibit Number	Description
2.1†	Business Combination Agreement, dated as of September 9, 2025, by and among dMY Squared Technology Group, Inc., Horizon Quantum Computing Pte. Ltd., Rose Holdco Pte. Ltd., Rose Acquisition Pte. Ltd., and Horizon Merger Sub 2, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 00141519), filed with the SEC on September 9, 2025).
3.1	Amended and Restated Articles of Organization (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 00141519), filed with the SEC on October 4, 2022).
3.2	Certificate of Amendment to the Amended and Restated Articles of Organization (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 00141519), filed with the SEC on January 8, 2024).
3.3	Certificate of Amendment to the Amended and Restated Articles of Organization (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 00141519), filed with the SEC on December 15, 2025).
3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K (File No. 00141519), filed with the SEC on March 15, 2023).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form S-1 (File No. 333-6770), filed with the SEC on September 12, 2022).
4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form S-1 (File No. 333-6770), filed with the SEC on September 12, 2022).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form S-1 (File No. 3336770), filed with the SEC on September 12, 2022).
4.4	Warrant Agreement, dated October 4, 2022 between the Company and Continental (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-41519), filed with the SEC on October 4, 2022).
4.5	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K (File No. 001-41519), filed with the SEC on April 1, 2024).
10.1	Investment Management Trust Agreement, dated October 4, 2022 between the Company and Continental Stock Transfer and Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41519), filed with the SEC on October 4, 2022).
10.2	Amendment to the Investment Management Trust Agreement, dated January 2, 2024 by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41519), filed with the SEC on January 8, 2024).
10.3	Amendment to the Investment Management Trust Agreement, dated December 15, 2025 by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41519), filed with the SEC on December 15, 2025).
10.4	Registration Rights Agreement, dated October 4, 2022 between the Company, Sponsor and the Holders signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41519), filed with the SEC on October 4, 2022).
10.5	Private Placement Warrants Purchase Agreement, dated October 4, 2022 between the Company and the Sponsor (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-41519), filed with the SEC on October 4, 2022).
10.6	Administrative Services Agreement, dated October 4, 2022 between the Company and the Sponsor (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-41519), filed with the SEC on October 4, 2022).
10.7	Letter Agreement, dated October 4, 2022 between the Company, the Sponsor and each of the executive officers and directors of the Company (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-41519), filed with the SEC on October 4, 2022).
10.8	Promissory Note, dated October 4, 2022, issued to the Sponsor (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K (File No. 001-41519), filed with the SEC on October 4, 2022).

10.9	Subscriber Forfeiture and Amendment No. 2 to the Securities Subscription Agreement dated September 29, 2022 between the Registrant and dMY Squared Sponsor, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41519), filed with the SEC on September 30, 2022).
10.10	Promissory Note, dated October 11, 2022, issued to the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41519), filed with the SEC on October 12, 2022).
10.11	Subscriber Forfeiture Agreement, dated October 11, 2022, between the Company and the Sponsor (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41519), filed with the SEC on October 12, 2022).
10.12	Form of Promissory Note (Over-Allotment) between Registrant and dMY Squared Sponsor, LLC (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form S-1 (File No. 333-6770), filed with the SEC on September 12, 2022).
10.13	Promissory Note, dated January 2, 2024, issued to Mr. Harry L. You (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41519), filed with the SEC on January 8, 2024).
10.14†	Sponsor Support Agreement, dated September 9, 2025, by and among dMY Squared Technology Group, Inc., dMY Squared Sponsor, LLC, Rose Holdco Pte. Ltd., Horizon Quantum Computing Pte. Ltd., and certain other shareholders of dMY (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41519), filed with the SEC on September 9, 2025).
10.15†	Form of Company Support Agreement, dated September 9, 2025, by and among dMY Squared Technology Group, Inc., Horizon Quantum Computing Pte. Ltd., Rose Holdco Pte. Ltd., and all shareholder of Horizon (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41519), filed with the SEC on September 9, 2025).
10.16	Form of PIPE Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41519), filed with the SEC on December 5, 2025).
10.17	Form of Amendment to the PIPE Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41519), filed with the SEC on March 9, 2026).
10.18	Letter Agreement, dated December 4, 2025, by and among the Registrant, Horizon Quantum Computing Pte. Ltd., Rose Holdco Pte. Ltd., and IonQ, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41519), filed with the SEC on December 5, 2025).
10.19	Amendment to Letter Agreement, dated March 9, 2026, by and among dMY Squared Technology Group, Inc., Horizon Quantum Computing Pte. Ltd., Horizon Quantum Holdings Ltd., and IonQ, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41519), filed with the SEC on March 9, 2026).
14	Form of Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the Company’s Current Report on Form S-1 (File No. 333-6770), filed with the SEC on September 12, 2022).
19	Insider Trading Policy (incorporated by reference to Exhibit 19 to the Registrant’s Annual Report on Form 10-K (File No. 001-41519), filed with the SEC on April 3, 2025).
31.1*	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	dMY Squared Technology Group, Inc. Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1 (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K (File No. 001-41519), filed with the SEC on April 1, 2024).
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 17, 2026	DMY SQUARED TECHNOLOGY GROUP, INC.

	By:	/s/ Harry L. You
	Name:	Harry L. You
	Title:	Chairman, Chief Executive Officer, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Harry L. You	Chairman, Chief Executive Officer, Chief Financial Officer and Director	March 17, 2026
Harry L. You	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Darla Anderson
Darla Anderson	Director	March 17, 2026

/s/ Constance Weaver
Constance Weaver	Director	March 17, 2026

/s/ Francesca Luthi
Francesca Luthi	Director	March 17, 2026